Form 10-Q
period 2015-03-31
Atlas Energy Group, LLC
filed 2015-05-11
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-36725

Atlas Energy Group, LLC

(Exact name of registrant as specified in its charter)

Delaware	45-3741247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Park Place Corporate Center One 1000 Commerce Drive, Suite 400 Pittsburgh, Pennsylvania	15275
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (412) 489-0006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No    ☒

The number of outstanding common units of the registrant on May 5, 2015 was 26,010,766.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$13,542	$58,358
Accounts receivable	97,376	115,290
Advances to affiliates	—	4,389
Current portion of derivative asset	146,446	144,259
Subscriptions receivable	—	32,398
Prepaid expenses and other	28,697	26,789
Total current assets	286,061	381,483
Property, plant and equipment, net	2,406,724	2,419,289
Goodwill and intangible assets, net	14,271	14,330
Long-term derivative asset	186,718	130,602
Other assets, net	83,208	80,611
Total assets	$2,976,982	$3,026,315
LIABILITIES AND UNITHOLDERS’/OWNER’S EQUITY
Current liabilities:
Current portion of long-term debt	$104,419	$1,500
Accounts payable	104,479	123,670
Liabilities associated with drilling contracts	16,956	40,611
Current portion of derivative payable to Drilling Partnerships	1,526	932
Accrued interest	12,190	26,479
Accrued well drilling and completion costs	45,041	92,910
Deferred acquisition purchase price	56,667	105,000
Accrued liabilities	40,414	64,854
Total current liabilities	381,692	455,956
Long-term debt, less current portion	1,500,178	1,541,085
Asset retirement obligations and other	117,818	114,059
Commitments and contingencies
Unitholders’/owner’s equity:
Common unitholders’ equity	122,924	—
Series A preferred equity	40,000	—
Owner’s equity	—	147,308
Accumulated other comprehensive income	46,020	54,008
	208,944	201,316
Non-controlling interests	768,350	713,899
Total unitholders’/owner’s equity	977,294	915,215
Total liabilities and unitholders’/owner’s equity	$2,976,982	$3,026,315

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Gas and oil production	$106,560	$100,825
Well construction and completion	23,655	49,377
Gathering and processing	2,184	4,468
Administration and oversight	1,259	1,729
Well services	6,624	5,479
Gain on mark-to-market derivatives	105,585	—
Other, net	(68)	269
Total revenues	245,799	162,147
Costs and expenses:
Gas and oil production	45,989	38,758
Well construction and completion	20,570	42,936
Gathering and processing	2,417	4,413
Well services	2,198	2,482
General and administrative	41,928	21,391
Depreciation, depletion and amortization	44,456	52,039
Total costs and expenses	157,558	162,019
Operating income	88,241	128
Loss on asset sales and disposal	(11)	(1,603)
Interest expense	(34,751)	(15,976)
Net income (loss)	53,479	(17,451)
(Income) loss attributable to non-controlling interests	(58,298)	10,308
Net loss attributable to unitholders’/owner interests	$(4,819)	$(7,143)
Allocation of net income (loss) attributable to unitholders’ interests/owner:
Portion applicable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	$(10,475)	$(7,143)
Portion applicable to unitholders’ interests (period subsequent to the transfer of assets on February 27, 2015)	5,656	—
Net loss attributable to unitholders’ interests/owner	$(4,819)	$(7,143)
Net income attributable to unitholders per common unit:
Basic	$0.22	$—
Diluted	$0.18	$—
Weighted average common units outstanding:
Basic	26,011	—
Diluted	30,936	—

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$53,479	$(17,451)
Other comprehensive (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	—	(36,255)
Less: reclassification adjustment for realized (gains) losses of cash flow hedges in net income (loss)	(27,343)	14,569
Total other comprehensive loss	(27,343)	(21,686)
Comprehensive income (loss)	26,136	(39,137)
Comprehensive (income) loss attributable to non-controlling interests	(38,943)	27,137
Comprehensive loss attributable to unitholders’/owner’s interest	$(12,807)	$(12,000)

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENT OF UNITHOLDERS’/OWNER’S EQUITY

(in thousands, except unit data)

(Unaudited)

	Series A Preferred Equity		Common Unitholders’ Equity			Accumulated Other	Non-
	Units	Amount	Units	Amount	Owner’s Equity	Comprehensive Income	Controlling Interest	Total Unitholders’/ Owner’s Equity
Balance at December 31, 2014	—	$—	—	$—	$147,308	$54,008	$713,899	$915,215
Net loss attributable to owner’s interest prior to the transfer of assets on February 27, 2015	—	—	—	—	(10,475)	—	—	(10,475)
Net distribution to owner’s interest prior to the transfer of assets on February 27, 2015	—	—	—	—	(19,758)	—	—	(19,758)
Net assets contributed by owner to Atlas Energy Group, LLC	—	—	26,010,766	117,075	(117,075)	—	—	—
Issuance of units	1,600,000	40,000	—	—	—	—	43,063	83,063
Distributions to non-controlling interests	—	—	—	—	—	—	(35,934)	(35,934)
Net issued and unissued units under incentive plan	—	—	—	—	—	—	3,435	3,435
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	—	—	—	(265)	(265)
Distribution payable	—	—	—	—	—	—	5,402	5,402
Gain on sale from subsidiary unit issuances	—	—	—	193	—	—	(193)	—
Other comprehensive loss	—	—	—	—	—	(7,988)	(19,355)	(27,343)
Net income	—	—	—	5,656	—	—	58,298	63,954
Balance at March 31, 2015	1,600,000	$40,000	26,010,766	$122,924	$—	$46,020	$768,350	$977,294

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,479	$(17,451)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	44,456	52,039
Gain on mark-to-market derivatives	(105,585)	—
Amortization of deferred financing costs	12,658	2,067
Non-cash compensation expense	3,364	2,765
Loss on asset sales and disposal	11	1,603
Distributions paid to non-controlling interests	(36,199)	(34,696)
Equity loss (income) in unconsolidated companies	102	(195)
Distributions received from unconsolidated companies	455	311
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	73,274	11,182
Accounts payable and accrued liabilities	(95,210)	(34,140)
Net cash used in operating activities	(49,195)	(16,515)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,441)	(44,419)
Net cash paid for acquisitions	(32,746)	—
Other	(2,041)	(2,070)
Net cash used in investing activities	(87,228)	(46,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	161,000	162,000
Borrowings under term loan facilities	357,784	975
Repayments under credit facilities	(298,000)	(215,000)
Repayments under term loan facilities	(160,055)	(600)
Net proceeds from issuance of Series A units	40,000	—
Net proceeds from issuance of subsidiary units to the public	23,083	130,680
Net distributions to owner	(19,758)	(14,577)
Deferred financing costs, distribution equivalent rights and other	(12,447)	(529)
Net cash provided by financing activities	91,607	62,949
Net change in cash and cash equivalents	(44,816)	(55)
Cash and cash equivalents, beginning of year	58,358	10,625
Cash and cash equivalents, end of period	$13,542	$10,570

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Atlas Energy Group, LLC is a Delaware limited liability company formed in October 2011 (the “Company”).  At March 31, 2015, the Company’s operations primarily consisted of its ownership interests in the following:

•

100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 27.5% limited partner interest (consisting of 20,962,485 common and 3,749,986 preferred limited partner units) in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. As part of its exploration and production activities, ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities;

●

80.0% general partner interest and a 1.6% limited partner interest in its development subsidiary, a partnership that currently conducts natural gas and oil operations in the mid-continent region of the United States (the “Development Subsidiary”);

●

15.9% general partner interest and 12.0% limited partner interest in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, its general partner, which incubate new MLPs and invest in existing MLPs; and

●	direct natural gas development and production assets in the Arkoma Basin in eastern Oklahoma.

On February 27, 2015, the Company’s former owner, Atlas Energy, L.P. (“Atlas Energy”), transferred its assets and liabilities, other than those related to its midstream assets, to the Company, and effected a pro rata distribution of the Company’s common units representing a 100% interest in the Company, to Atlas Energy’s unitholders (the “Separation”). Concurrently with the distribution of the Company’s units, Atlas Energy and its remaining midstream interests merged with Targa Resources Corp. (“Targa”; NYSE: TRGP) and ceased trading.

The accompanying combined consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2014 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated balance sheet at March 31, 2015 and the related combined consolidated statement of operations for the three months ended March 31, 2015, subsequent to the transfer of assets on February 27, 2015 include the accounts of the Company and its subsidiaries. The Company’s combined consolidated balance sheet at December 31, 2014, the combined consolidated statement of operations for the three months ended March 31, 2015 prior to the transfer of assets on February 27, 2015, and the combined consolidated statement of operations for the three months ended March 31, 2014 were derived from the separate records maintained by Atlas Energy and may not necessarily be indicative of the conditions or results of operations that would have existed if the Company had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all the various entities comprising the Company, Atlas Energy’s net investment in the Company is shown as equity in the combined consolidated financial statements. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the combined consolidated balance sheets and related combined consolidated statements of operations. Such estimates included allocations made from the historical accounting records of Atlas Energy, based on management’s best estimates, in order to derive the financial statements of the Company. Actual balances and results could be different from those estimates. Transactions between the Company and other Atlas Energy operations have been identified in the combined consolidated financial statements as transactions between affiliates.

In connection with Atlas Energy’s merger with Targa and the concurrent Separation, the Company was required to repay $150.0 million of Atlas Energy’s term loan credit facility, which was issued in July 2013 for $240.0 million.  In accordance with generally accepted accounting principles, the Company included $150.0 million of Atlas Energy’s original term loan at the time of issuance, and the related interest expense, within its historical financial statements. Atlas Energy’s other historical borrowings were allocated to the Company’s historical financial statements in the same ratio. The Company used proceeds from the issuance of its Series A preferred units (see Note 12) and borrowings under its term loan credit facilities (see Note 7) to fund the $150.0 million payment.

The Company combines the financial statements of ARP and the Development Subsidiary into its combined consolidated financial statements rather than presenting its ownership interest as equity investments, as the Company controls these entities through its general partnership interests therein. As such, the non-controlling interests in ARP and the Development Subsidiary are reflected as (income) loss attributable to non-controlling interests in the combined consolidated statements of operations and as a component of unitholders’ equity on the combined consolidated balance sheets. All material intercompany transactions have been eliminated.

In accordance with established practice in the oil and gas industry, the Company’s combined consolidated financial statements include its pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of the Drilling Partnerships in which ARP has an interest. Such interests generally approximate 30%. The Company’s combined consolidated financial statements do not include proportional consolidation of the depletion or impairment expenses of ARP’s Drilling Partnerships. Rather, ARP calculates these items specific to its own economics (see “Property, Plant and Equipment”).

During the three months ended March 31, 2015, the Development Subsidiary issued $19.8 million of its common limited partner units, which was included within non-controlling interests on the Company’s combined consolidated balance sheets. In connection with the issuance of the Development Subsidiary’s common units, the Company recorded a gain of $0.4 million within equity and a corresponding decrease in non-controlling interests on its combined consolidated balance sheet and consolidated statement of unitholders’ equity.

Use of Estimates

The preparation of the Company’s combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Company’s combined consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Company’s combined consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, depreciation and amortization, asset impairments, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired and liabilities assumed. Such estimates included estimated allocations made from the historical accounting records of Atlas Energy in order to derive the historical financial statements of the Company. Actual results could differ from those estimates.

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three months ended March 31, 2015 and 2014 represent actual results in all material respects (see “Revenue Recognition”).

Receivables

Accounts receivable on the combined consolidated balance sheets consist primarily of the trade accounts receivable associated with the Company and its subsidiaries. In evaluating the realizability of accounts receivable, management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by management’s review of customers’ credit information. The Company and its subsidiaries extend credit on sales on an unsecured basis to many of its customers. At March 31, 2015 and December 31,

2014, the Company had recorded no allowance for uncollectible accounts receivable on its combined consolidated balance sheets.

Inventory

The Company had $8.4 million and $8.9 million of inventory at March 31, 2015 and December 31, 2014, respectively, which were included within prepaid expenses and other current assets on its combined consolidated balance sheets.  The Company values inventories at the lower of cost or market. The Company’s inventories, which consist primarily of ARP’s materials, pipes, supplies and other inventories, were principally determined using the average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or, upon acquisition of a business, at the fair value of the assets acquired. Maintenance and repairs that generally do not extend the useful life of an asset for two years or more through the replacement of critical components are expensed as incurred. Major renewals and improvements that generally extend the useful life of an asset for two years or more through the replacement of critical components are capitalized. Depreciation and amortization expense is based on cost less the estimated salvage value primarily using the straight-line method over the asset’s estimated useful life. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in the Company’s results of operations.

The Company and its subsidiaries follow the successful efforts method of accounting for oil and gas producing activities. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs to enhance or evaluate development of proved fields or areas are capitalized. All other geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Oil and natural gas liquids are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to 6 Mcf of natural gas. “Mcf” is defined as one thousand cubic feet.

The Company’s and its subsidiaries’ depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for leasehold acquisition costs are based on estimated proved reserves, and depletion rates for well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include ARP’s costs of property interests in proportionately consolidated Drilling Partnerships, joint venture wells, wells drilled solely by ARP for its interests, properties purchased and working interests with other outside operators.

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to the Company’s combined consolidated statements of operations. Upon the sale of an individual well, the proceeds are credited to accumulated depreciation and depletion within the Company’s combined consolidated balance sheets. Upon sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the Company’s combined consolidated statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

Impairment of Long-Lived Assets

The Company and its subsidiaries review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.

The review of oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s and its subsidiaries’ plans to continue to produce and develop proved reserves. Expected future cash flows from the sale of production of reserves are calculated based on estimated future prices. The Company and its subsidiaries estimate prices based upon current contracts in place, adjusted for basis differentials and market-related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

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

ARP’s lower operating and administrative costs result from the limited partners in the Drilling Partnerships paying to ARP operating and administrative fees in addition to their proportionate share of external operating expenses. These assumptions could result in ARP’s calculation of depletion and impairment being different than its proportionate share of the Drilling Partnerships’ calculations for these items. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Company and ARP cannot predict what reserve revisions may be required in future periods.

ARP’s method of calculating its reserves may result in reserve quantities and values which are greater than those which would be calculated by the Drilling Partnerships, which ARP sponsors and owns an interest in but does not control. ARP’s reserve quantities include reserves in excess of its proportionate share of reserves in Drilling Partnerships, which ARP may be unable to recover due to the Drilling Partnerships’ legal structure. ARP may have to pay additional consideration in the future as a Drilling Partnership’s wells become uneconomic to the Drilling Partnership under the terms of the Drilling Partnership’s drilling and operating agreement in order to recover these excess reserves, in addition to ARP becoming responsible for paying associated future operating, development and plugging costs of the well interests acquired, and to acquire any additional residual interests in the wells held by the Drilling Partnership’s limited partners. The acquisition of any such uneconomic well interest from the Drilling Partnership by ARP is governed under the Drilling Partnership’s limited partnership agreement. In general, ARP will seek consent from the Drilling Partnership’s limited partners to acquire the well interests from the Drilling Partnership based upon ARP’s determination of fair market value.

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate that the Company and its subsidiaries will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded on the Company’s combined consolidated statements of operations for the three months ended March 31, 2015 and 2014.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2014, the Company recognized $562.6 million of asset impairment related to oil and gas properties within property, plant and equipment, net on its combined consolidated balance sheet primarily for ARP’s Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014. There were no impairments of proved gas and oil properties recorded by the Company for the three months ended March 31, 2015 and 2014.

The impairment of proved properties during the year ended December 31, 2014 related to the carrying amounts of these gas and oil properties being in excess of the Company’s estimate of their fair values at December 31, 2014. The estimate of the fair values of these gas and oil properties was impacted by, among other factors, the deterioration of commodity prices at the date of measurement.

Capitalized Interest

ARP capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP were 6.1% and 5.6% for the three months ended March 31, 2015 and 2014, respectively. The amounts of interest capitalized by ARP were $3.9 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.

Intangible Assets

ARP has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. ARP amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,	Estimated Useful Lives
	2015	2014	In Years
Gross Carrying Amount	$14,344	$14,344	13
Accumulated Amortization	(13,712)	(13,653)
Net Carrying Amount	$632	$691

Amortization expense on intangible assets was $0.1 million for both the three months ended March 31, 2015 and 2014, respectively. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2015 - $0.2 million; 2016 - $0.1 million; 2017 - $0.1 million; 2018 - $0.1 million; and 2019 - $0.1 million.

Goodwill

At March 31, 2015 and December 31, 2014, the Company had $13.6 million of goodwill recorded in connection with ARP’s prior consummated acquisitions. No changes in the carrying amount of goodwill were recorded for the three months ended March 31, 2015 and 2014.

ARP tests goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units. ARP’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including ARP’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, ARP also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in ARP’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in ARP’s industry to determine whether those valuations appear reasonable in management’s judgment. ARP’s management will continue to evaluate goodwill at least annually or when impairment indicators arise.

As a result of its goodwill impairment evaluation at December 31, 2014, ARP recognized an $18.1 million non-cash impairment charge within asset impairments on the Company’s combined consolidated statement of operations for the year ended December 31, 2014. The goodwill impairment resulted from the reduction in ARP’s estimated fair value of its gas and oil production reporting unit in comparison to its carrying amount at December 31, 2014. ARP’s estimated fair value of its gas and oil production reporting unit was impacted by a decline in overall commodity prices during the fourth quarter of 2014.

Derivative Instruments

The Company and ARP enter into certain financial contracts to manage their exposure to movement in commodity prices and interest rates (see Note 8). The derivative instruments recorded in the combined consolidated balance sheets are measured as either an asset or liability at fair value. Changes in the fair value of derivative instruments are recognized currently in the Company’s combined consolidated statements of operations unless specific hedge accounting criteria are met.

On January 1, 2015, the Company and ARP discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were qualified as hedges. As such, changes in fair value after December 31, 2014 of these derivatives are recognized immediately within gain (loss) on mark-to-market derivatives in the Company’s combined consolidated statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive income as of December 31, 2014 will be reclassified to the combined consolidated statements of operations in the periods in which those respective derivative contracts settle. Prior to discontinuance of hedge accounting, the fair value of these commodity derivative instruments was recognized in accumulated other comprehensive income (loss) within unitholders’ equity on the Company’s consolidated balance sheets and reclassified to the Company’s consolidated statements of operations at the time the originally hedged physical transactions affected earnings.

Asset Retirement Obligations

The Company and its subsidiaries recognize an estimated liability for the plugging and abandonment of gas and oil wells and related facilities (see Note 6). The Company and its subsidiaries also recognize a liability for future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company and its subsidiaries also consider the estimated salvage value in the calculation of depreciation, depletion and amortization.

ARP Preferred Units

In connection with ARP’s acquisition of certain proved reserves and associated assets from Titan Operating, L.L.C. in July 2012, ARP issued 3.8 million newly created convertible Class B ARP preferred units (“Class B ARP Preferred Units”). While outstanding, the Class B ARP Preferred Units will receive regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution. On December 23, 2014, 3,796,900 of Class B ARP Preferred Units were converted into common units. In connection with ARP’s acquisition of certain proved reserves and associated assets from EP Energy, Inc. in July 2013, ARP issued 3.7 million newly created convertible Class C ARP preferred units to Atlas Energy (“Class C ARP Preferred Units”). While outstanding, the Class C ARP Preferred Units will receive regular quarterly cash distributions equal to the greater of (i) $0.51 and (ii) the quarterly common unit distribution. In October 2014, in connection with ARP’s acquisition of assets in the Eagle Ford Shale (see Note 3), ARP issued 3.2 million of its 8.625% Class D cumulative redeemable perpetual preferred units (“Class D ARP Preferred Units”) and in March 2015, issued an additional 800,000 Class D ARP Preferred Units (see Note 12). The initial quarterly distribution on the Class D ARP Preferred Units was $0.616927 per unit, representing the distribution for the period from October 2, 2014 through January 14, 2015. Subsequent to January 14, 2015, ARP will pay future quarterly distributions on the Class D ARP Preferred Units at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference. At March 31, 2015 and December 31, 2014, $97.6 million and $78.0 million, respectively, related to ARP’s preferred units, are included within non-controlling interests on the Company’s combined consolidated statements of unitholders’ equity.

Income Taxes

The Company, ARP, the Development Subsidiary, Lightfoot and the respective subsidiaries thereof are not subject to U.S. federal and most state income taxes. The partners of these entities are liable for income tax in regard to their distributive share of the entities’ taxable income. Such taxable income may vary substantially from net income (loss) reported in the accompanying combined consolidated financial statements. Certain corporate subsidiaries of ARP are subject to federal and state income tax. The federal and state income taxes related to the Company and these corporate subsidiaries were immaterial to the combined consolidated financial statements as of March 31, 2015 and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for these corporate subsidiaries in the accompanying combined consolidated financial statements.

Each of the entities which comprise the Company evaluates tax positions taken or expected to be taken in the course of preparing their respective tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Company’s management does not believe it has any tax positions taken within its combined consolidated financial statements that would not meet this threshold. The Company’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Company has not recognized any such potential interest or penalties in its combined consolidated financial statements for the three months ended March 31, 2015 and 2014.

The entities comprising the Company file Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the entities comprising the Company are no longer subject to income tax examinations by major tax authorities for years prior to 2011 and are not currently being examined by any jurisdiction and are not aware of any potential examinations as of March 31, 2015.

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common unit holders per unit is computed by dividing net income (loss) attributable to common unit holders, which is determined after the deduction of net income attributable to participating securities, if applicable, by the weighted average number of common unit holders units outstanding during the period.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The Company’s phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plans and incentive compensation agreements (see Note 14), contain non-forfeitable rights to distribution equivalents of the Company. The participation rights result in a non-contingent transfer of value each time the Company declares a distribution or distribution equivalent right during the award’s vesting period. However, unless the contractual terms of the participating securities require the holders to share in the losses of the entity, net loss is not allocated to the participating securities. As such, the net income utilized in the calculation of net income (loss) per unit must be after the allocation of only net income to the phantom units on a pro-rata basis.

The following is a reconciliation of net income (loss) allocated to the common unit holders for purposes of calculating net income (loss) attributable to common unit holders per unit (in thousands, except unit data):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$53,479	$(17,451)
Loss (income) attributable to non-controlling interests	(58,298)	—
Loss (income) attributable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	(10,475)	17,451
Net income utilized in the calculation of net income attributable to common unit holders per unit	$5,656	$—

Diluted net income (loss) attributable to common unit holders per unit is calculated by dividing net income (loss) attributable to common unit holders, less income allocable to participating securities, by the sum of the weighted average number of common unit holder units outstanding and the dilutive effect of unit option awards and convertible preferred units, as calculated by the treasury stock or if converted methods, as applicable. Unit options consist of common units issuable upon payment of an exercise price by the participant under the terms of the Company’s long-term incentive plans (see Note 14).

The following table sets forth the reconciliation of the Company’s weighted average number of common unit holder units used to compute basic net income (loss) attributable to common unit holders per unit with those used to compute diluted net income (loss) attributable to common unit holders per unit (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average number of common unit holders per unit—basic	26,011	—
Add effect of dilutive incentive awards	23	—
Add effect of dilutive convertible preferred units	4,902	—
Weighted average number of common unit holders per unit—diluted	30,936	—

Revenue Recognition

Natural gas and oil production. The Company and its subsidiaries’ gas and oil production operations generally sell natural gas, crude oil and NGLs at prevailing market prices. Typically, sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. Generally, the market index is fixed two business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas, crude oil and NGLs, in which the Company and its subsidiaries have an interest with other producers, are recognized on the basis of the entity’s percentage ownership of the working interest and/or overriding royalty.

ARP’s Drilling Partnerships. Certain energy activities are conducted by ARP through, and a portion of its revenues are attributable to, sponsorship of the Drilling Partnerships. Drilling Partnership investor capital raised by ARP is deployed to drill and complete wells included within the partnership. As ARP deploys Drilling Partnership investor capital, it recognizes certain management fees it is entitled to receive, including well construction and completion revenue and a portion of administration and oversight revenue. At each period end, if ARP has Drilling Partnership investor capital that has not yet been deployed, it will recognize a current liability titled “Liabilities Associated with Drilling Contracts” on the Company’s combined consolidated balance sheets. After the Drilling Partnership well is completed and turned in line, ARP is entitled to receive additional operating and management fees, which are included within well services and administration and oversight revenue, respectively, on a monthly basis while the well is operating. In addition to the management fees it is entitled to receive for services provided, ARP is also entitled to its pro-rata share of Drilling Partnership gas and oil production revenue, which generally approximate 30%. ARP recognizes its Drilling Partnership management fees in the following manner:

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

While the historical structure has varied, ARP has generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. ARP periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, ARP recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which ARP has recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, ARP will recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized.

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

The Company and its subsidiaries’ gas and oil production operations accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). The Company had unbilled revenues at March 31, 2015 and December 31, 2014 of $56.1 million and $85.5 million, respectively, which were included in accounts receivable within its combined consolidated balance sheets.

 Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” on the Company’s combined consolidated financial statements, and for all periods presented, only include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges (see Note 8). The Company does not have any other type of transaction which would be included within other comprehensive income (loss).

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“Update 2015-06”). Under Topic 260, Earnings per Share, master limited partnerships (“MLPs”) apply the two-class method to calculate earnings per unit (“EPU”) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the drop down transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in Update 2015-06 specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a drop down transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the drop down transaction occurs also are required. The amendments in Update 2015-06 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and amendments in Update 2015-06 should be applied retrospectively for all financial statements presented. The Company will adopt the requirements of Update 2015-06 upon its effective date of January 1, 2016, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In March 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“Update 2015-03”). The amendments in Update 2015-03 are intended to simplify presentation of debt issuance costs and require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in Update 2015-03. The amendments in Update 2015-03 are effective for periods beginning after December 15, 2015, and interim periods within those periods. Early adoption is permitted, including adoption in an interim period, and an entity should apply the new guidance on a retrospective basis. The Company will adopt the requirements of Update 2015-03 upon its effective date of January 1, 2016, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“Update 2015-02”). The amendments in Update 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures.  The amendments simplify the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The amendments in Update 2015-02 are effective for periods beginning after December 31, 2015. Early adoption is permitted, including adoption in an interim period. The Company will adopt the requirements of Update 2015-02 upon its effective date of January 1, 2016, and is evaluating the impact of adoption on its financial position, results of operations or related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“Update 2015-01”). The amendments in Update 2015-01 simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The amendments in Update 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will adopt the requirements of Update 2015-01 upon its effective date of January 1, 2016, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815) – Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity (“Update 2014-16”). Certain classes of shares include features that entitle the holders to preferences and rights (such as conversion rights, redemption rights, voting powers, and liquidation and dividend payment preferences) over the other shareholders. Shares that include embedded derivative features are referred to as hybrid financial instruments, which must be separated from the host contract and accounted for as a derivative if certain criteria are met under Subtopic 815-10. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are “clearly and closely related” to the host contract. In making that evaluation, an issuer or investor may consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. The use of different methods can result in different accounting outcomes for economically similar hybrid financial instruments. Additionally, there is diversity in practice with respect to the consideration of redemption features in relation to other features when determining whether the nature of a host contract is more akin to debt or to equity. The amendments in Update 2014-16 clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in Update 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The amendments in Update 2014-16 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will adopt the requirements of Update 2014-16 upon its effective date of January 1, 2016, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“Update 2014-15”). The amendments in Update 2014-15 provide U.S. GAAP guidance on the responsibility of an entity’s management in evaluating whether there is substantial doubt about the entity’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, an entity’s management will be required to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued. In doing so, the amendments in Update 2014-15 should reduce diversity in the timing and content of footnote disclosures. The amendments in Update 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company will adopt the requirements of Update 2014-15 upon its effective date in 2016, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718) (“Update 2014-12”). The amendments in Update 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in Update 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in Update 2014-12 either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company will adopt the requirements of Update 2014-12 upon its effective date of January 1, 2016, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company will adopt the requirements of Update 2014-09 retrospectively upon its effective date of January 1, 2017, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures. On April 1, 2015, the FASB tentatively decided to defer the effective date of ASU 2014-09 by one year.  As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and to interim periods within that reporting period, with early adoption permitted.

NOTE 3—ACQUISITIONS

ARP’s Rangely Acquisition

On June 30, 2014, ARP completed an acquisition of a 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado from Merit Management Partners I, L.P., Merit Energy Partners III, L.P. and Merit Energy Company, LLC (collectively, “Merit Energy”) for approximately $408.9 million in cash, net of purchase price adjustments (the “Rangely Acquisition”). The purchase price was funded through borrowings under ARP’s revolving credit facility, the issuance of an additional $100.0 million of ARP’s 7.75% senior notes due 2021 (“7.75% ARP Senior Notes”) (see Note 7) and the issuance of 15,525,000 of ARP’s common limited partner units (see Note 12). The Rangely Acquisition had an effective date of April 1, 2014. The Company’s combined consolidated financial statements reflected the operating results of the acquired business commencing June 30, 2014 with the transaction closing.

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 9). In conjunction with the issuance of ARP’s common limited partner units associated with the acquisition, ARP recorded $11.6 million of transaction fees which were included within non-controlling interests at December 31, 2014 on the Company’s combined consolidated balance sheet. All other costs associated with the acquisition of assets were expensed as incurred. Due to the recent date of the acquisition, the accounting for the business combination is based upon preliminary data that remains subject to adjustment and could further change as ARP continues to evaluate the facts and circumstances that existed as of the acquisition date.

The following table presents the preliminary values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Prepaid expenses and other	4,041
Property, plant and equipment	405,416
Other assets, net	2,888
Total assets acquired	$412,345
Liabilities:
Accrued liabilities	2,117
Asset retirement obligation	1,305
Total liabilities assumed	3,422
Net assets acquired	$408,923

Other Acquisitions

On November 5, 2014, ARP and the Development Subsidiary completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas from Cima Resources, LLC and Cinco Resources, Inc. (together “Cinco”) for $339.2 million, net of purchase price adjustments (the “Eagle Ford Acquisition”). Approximately $179.5 million was paid in cash by ARP and $19.7 million was paid by the Development Subsidiary at closing, and approximately $140.0 million was to be paid in four quarterly installments beginning December 31, 2014. On December 31, 2014, the Development Subsidiary made its first installment payment of $35.0 million related to its Eagle Ford Acquisition. Prior to the March 31, 2015 installment, ARP, the Development Subsidiary, and Cinco amended the purchase and sale agreement to alter the timing and amount of the quarterly payments beginning with the March 31, 2015 payment and ending December 31, 2015, with no change to the overall purchase price. On March 31, 2015, the Development Subsidiary paid $28.3 million and ARP issued $20.0 million of its Class D ARP Preferred Units (see Note 12) to satisfy the second installment related to the Eagle Ford Acquisition. At March 31, 2015, ARP’s and the Development Subsidiary’s remaining deferred portion of the purchase price was $56.7 million, which consisted of $17.5 million, $17.5 million, and $21.7 million on June 30, 2015, September 30, 2015, and December 31, 2015, respectively.  ARP’s issuance of Class D ARP Preferred Units represents a non-cash transaction for statement of cash flow purposes during the three months ended March 31, 2015.

On May 12, 2014, ARP completed the acquisition of certain assets from GeoMet, Inc. (“GeoMet”) (OTCQB: GMET) for approximately $97.9 million in cash, net of purchase price adjustments (the “GeoMet Acquisition”), with an effective date of January 1, 2014. The assets include coal-bed methane producing natural gas assets in West Virginia and Virginia.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	March 31,	December 31,	Estimated Useful Lives
	2015	2014	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$458,507	$535,893
Pre-development costs	9,136	7,378
Wells and related equipment	3,100,587	3,096,562
Total proved properties	3,568,230	3,639,833
Unproved properties	314,677	217,321
Support equipment	40,992	37,359
Total natural gas and oil properties	3,923,899	3,894,513
Pipelines, processing and compression facilities	50,578	49,547	2 – 40
Rights of way	829	830	20 – 40
Land, buildings and improvements	9,201	9,160	3 – 40
Other	18,059	17,936	3 – 10
	4,002,566	3,971,986
Less – accumulated depreciation, depletion and amortization	(1,595,842)	(1,552,697)
	$2,406,724	$2,419,289

During the three months ended March 31, 2015, the Company recognized approximately $11,000 of loss on asset sales and disposals. During the three months ended March 31, 2014, the Company recognized $1.6 million of loss on asset sales and disposal, primarily related to ARP’s sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farm out agreement.

There were no asset impairments for the three months ended March 31, 2015 and 2014. During the year ended December 31, 2014, the Company recognized $562.6 million of asset impairment related to oil and gas properties within property, plant and equipment, net on the Company’s combined consolidated balance sheet primarily for ARP’s Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014. These impairments related to the carrying amounts of gas and oil properties being in excess of the Company’s and its subsidiaries’ estimates of their fair values at December 31, 2014. The estimates of fair values of these gas and oil properties were impacted by, among other factors, the deterioration of commodity prices at the respective dates of measurement.

During the three months ended March 31, 2015 and 2014, the Company recognized $26.4 million and $18.7 million, respectively, of non-cash property, plant and equipment additions, which were included within the changes in accounts payable and accrued liabilities on the Company’s combined consolidated statement of cash flows.

NOTE 5—OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	March 31,	December 31,
	2015	2014
Deferred financing costs, net of accumulated amortization of $33,333 and $20,675 at March 31, 2015 and December 31, 2014, respectively	$47,601	$46,120
Investment in Lightfoot	20,612	21,123
Rabbi Trust	5,641	3,925
Security deposits	229	229
ARP notes receivable	3,926	3,866
Other	5,199	5,348
	$83,208	$80,611

Deferred financing costs. Deferred financing costs are recorded at cost and amortized over the terms of the respective debt agreements (see Note 7). Amortization expense of the Company’s and its subsidiaries’ deferred financing costs was $2.7 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively, which was recorded within interest expense on the Company’s combined consolidated statements of operations. During the three months ended March 31, 2015, the Company recognized $5.7 million for accelerated amortization of deferred financing costs associated with Atlas Energy, L.P.’s credit facility and term loan.  There was no accelerated amortization of deferred financing costs for the Company during the three months ended March 31, 2014.

During the three months ended March 31, 2015, ARP recognized $4.3 million for accelerated amortization of deferred financing costs associated with a reduction of the borrowing base under the revolving credit facility. There was no accelerated amortization of deferred financing costs for ARP during the three months ended March 31, 2014.

ARP notes receivable. At March 31, 2015 and December 31, 2014, ARP had notes receivable with certain investors of its Drilling Partnerships, which were included within other assets, net on the Company’s combined consolidated balance sheets. The notes have a maturity date of March 31, 2022, and a 2.25% per annum interest rate. The maturity date of the notes can be extended to March 31, 2027, subject to certain closing conditions, including an extension fee of 1.0% of the outstanding principal balance. For the three months ended March 31, 2015 and 2014, approximately $21,000 and $23,000, respectively, of interest income was recognized within other, net on the Company’s combined consolidated statements of operations. At March 31, 2015 and December 31, 2014, ARP recorded no allowance for credit losses within the Company’s combined consolidated balance sheets based upon payment history and ongoing credit evaluations associated with the ARP notes receivable.

Investment in Lightfoot. At March 31, 2015, the Company had an approximate 12.0% interest in Lightfoot L.P. and an approximate 15.9% interest in Lightfoot G.P., the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the Board. Lightfoot L.P. focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. The Company accounts for its investment in Lightfoot under the equity method of accounting. During the three months ended March 31, 2015 and 2014, the Company recognized equity loss of approximately $0.1 million and equity income of approximately $0.2 million, respectively, within other, net on the Company’s combined consolidated statements of operations. During the three months ended March 31, 2015 and 2014, the Company received net cash distributions of approximately $0.5 million and $0.4 million, respectively.

NOTE 6—ASSET RETIREMENT OBLIGATIONS

The Company and its subsidiaries recognized an estimated liability for the plugging and abandonment of their respective gas and oil wells and related facilities. The Company and its subsidiaries also recognized a liability for their respective future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company and its subsidiaries also consider the estimated salvage value in the calculation of depreciation, depletion and amortization.

The estimated liability for asset retirement obligations was based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. The Company and its subsidiaries have no assets legally restricted for purposes of settling asset retirement obligations. Except for the Company and its subsidiaries’ gas and oil properties, there were no other material retirement obligations associated with tangible long-lived assets.

ARP proportionately consolidates its ownership interest of the asset retirement obligations of its Drilling Partnerships. At March 31, 2015, the Drilling Partnerships had $45.1 million of aggregate asset retirement obligation liabilities recognized on their combined balance sheets allocable to the limited partners, exclusive of ARP’s proportional interest in such liabilities. Under the terms of the respective partnership agreements, ARP maintains the right to retain a portion or all of the distributions to the limited partners of its Drilling Partnerships to cover the limited partners’ share of the plugging and abandonment costs up to a specified amount per month. As of March 31, 2015, ARP has withheld approximately $2.1 million of limited partner distributions related to the asset retirement obligations of certain Drilling Partnerships. ARP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each Drilling Partnership near the end of their useful life. On a partnership-by-partnership basis, ARP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors, including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, ARP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon ARP’s decision to retain all future distributions to the limited partners of its Drilling Partnerships, ARP will assume the related asset retirement obligations of the limited partners.

A reconciliation of the Company and its subsidiaries’ liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Asset retirement obligations, beginning of year	$108,101	$91,214
Liabilities incurred	169	602
Liabilities settled	(347)	(217)
Accretion expense	1,581	1,328
Asset retirement obligations, end of period	$109,504	$92,927

The above accretion expense was included in depreciation, depletion and amortization in the Company’s combined consolidated statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations and other in the Company’s combined consolidated balance sheets. During the year ended December 31, 2014, the Company incurred $0.1 million of future plugging and abandonment costs within purchase accounting related to the acquisition it consummated during the period. During the year ended December 31, 2014, ARP incurred $7.0 million of future plugging and abandonment liabilities within purchase accounting related to the acquisitions it consummated during the periods (see Note 3). No future plugging and abandonment liabilities related to consummated acquisitions were incurred during the three months ended March 31, 2015 and 2014.

NOTE 7—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2015	2014
Term loan facilities	$104,419	$148,125
ARP revolving credit facility	559,000	696,000
ARP term loan facility	242,658	—
ARP 7.75% Senior Notes—due 2021	374,563	374,544
ARP 9.25% Senior Notes—due 2021	323,957	323,916
Total debt	1,604,597	1,542,585
Less current maturities	(104,419)	(1,500)
Total long-term debt	$1,500,178	$1,541,085

Term Loan Facilities

On February 27, 2015, the Company entered into a credit agreement with Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a Secured Senior Interim Term Loan Facility in an aggregate principal amount of $30.0 million (the “Interim Term Loan Facility”) and a Secured Senior Term Loan A Facility in an aggregate principal amount of approximately $97.8 million (the “Term Loan A Facility” and together with the Interim Term Loan Facility, the “Term Loan Facilities”). The proceeds from the issuance of the Term Loan Facilities were used to fund a portion of the Company’s $150.0 million payment to Atlas Energy in connection with the repayment of Atlas Energy’s term loan (see Note 2).  At March 31, 2015, $104.4 million was outstanding under the Term Loan Facilities, net of $11.4 million of unamortized discount. The Interim Term Loan Facility matures on August 27, 2015 and the Term Loan A Facility matures on February 26, 2016. The Company’s obligations under the Term Loan Facilities are secured on a first priority basis by security interests in substantially all of the assets of the Company and its material subsidiaries, including all equity interests directly held by the Company, New Atlas Holdings, LLC, or any other guarantor, and all tangible and intangible property. Borrowings under the Term Loan Facilities bear interest, at the Company’s option, at either (i) LIBOR plus 7.5% (“Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, in each case plus 6.5% (an “ABR Loan”). Interest is generally payable at interest payment periods selected by the Company for Eurodollar Loans and quarterly for ABR Loans. At March 31, 2015, the weighted average interest rate on outstanding borrowings under the term loan facilities was 8.5%.

The Company has the right at any time to prepay any borrowings outstanding under the Term Loan Facilities, without premium or penalty, provided the Interim Term Loan Facility is repaid prior to the Term Loan A Facility. Through March 31, 2015, the Company has prepaid $11.9 million of borrowings under the Term Loan Facilities.  Subject to certain exceptions, the Company may also be required to prepay all or a portion of the Term Loan Facilities in certain instances, including the following:

•

if, at any time, the Recognized Value Ratio (as defined in the Credit Agreement) is less than 2.00 to 1.00, the Company must prepay the Term Loan Facilities and any revolving loans outstanding in an aggregate principal amount necessary to achieve a Recognized Value Ratio of greater than 2.00 to 1.00; the Recognized Value Ratio is equal to the ratio of the Recognized Value (the sum of the discounted net present values of the Loan Parties’ oil and gas properties and the values of the common units, Class A Units and Class C Units of ARP, determined as set forth in the Credit Agreement) to Total Funded Debt (as defined in the Credit Agreement);

•

if the Company disposes of all or any portion of the Arkoma Assets (as defined in the Credit Agreement), the Company must prepay the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds resulting from such disposition;

•

if the Company or any of its restricted subsidiaries dispose of property or assets (including equity interests), the Company must repay the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds from such disposition or casualty event; and

•

if the Company incurs any debt or issues any equity, it must repay the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds of such issuances or incurrences of debt or issuances of equity.

The Credit Agreement contains customary covenants that limit the Company’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. The Credit Agreement also requires that the Total Leverage Ratio (as defined in the Credit Agreement) not be greater than (i) as of the last day of any fiscal quarter prior to the full repayment of the Interim Term Loan Facility, 3.75 to 1.00, and (ii) as of the last day of any quarter thereafter, 3.50 to 1.00. Based on the definitions contained in the Credit Agreement, at March 31, 2015, the Company’s Total Leverage Ratio was 3.3 to 1.0.

Atlas Energy Term Loan Facility

On July 31, 2013, Atlas Energy entered into a $240.0 million secured term loan facility with a group of outside investors (the “Term Facility”). At December 31, 2014, $148.1 million of the Term Facility was attributable to the Company. The Term Facility had a maturity date of July 31, 2019. Borrowings under the Term Facility bore interest, at Atlas Energy’s election, at either an adjusted LIBOR rate plus an applicable margin of 5.50% per annum or the alternate base rate (as defined in the Term Facility) (“ABR”) plus an applicable margin of 4.50% per annum. Interest was generally payable quarterly for ABR loans and, for LIBOR loans at the interest periods selected by Atlas Energy. Atlas Energy was required to repay principal at the rate of $0.6 million per quarter commencing December 31, 2013 and continuing until the maturity date when the remaining balance was due. At December 31, 2014, the weighted average interest rate on outstanding borrowings under the Term Facility was 6.5%.

In connection with Atlas Energy’s merger with Targa, the Term Facility was repaid in full on February 27, 2015.

ARP Credit Facility

On February 23, 2015, ARP entered into a Sixth Amendment to its Second Amended and Restated Credit Agreement dated July 31, 2013 with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “ARP Credit Agreement”).  Among other things, the Sixth Amendment:

•	reduces the borrowing base under the ARP Credit Agreement from $900.0 million to $750.0 million;

•	permits the incurrence of second lien debt in an aggregate principal amount up to $300.0 million;

•	reschedules ARP’s May 1, 2015 borrowing base redetermination for July 1, 2015

•	if the borrowing base utilization (as defined in the ARP Credit Agreement) is less than 90%, increases the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels,

•

following the next scheduled redetermination of the borrowing base, upon the issuance of senior notes or the incurrence of second lien debt, reduces the borrowing base by 25% of the stated amount of such senior notes or additional second lien debt; and

•

revises the maximum ratio of Total Funded Debt to EBITDA to be (i) 5.25 to 1.0 as of the last day of the quarters ended on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ended on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ended on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter.

ARP’s borrowing base is scheduled for semi-annual redeterminations on May 1 and November 1 of each year. At March 31, 2015, $559.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.3 million was outstanding at March 31, 2015. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any non-guarantor subsidiaries of ARP are minor. Borrowings under the credit facility bear interest, at ARP’s election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on the Company’s combined consolidated statements of operations. At March 31, 2015, the weighted average interest rate on outstanding borrowings under the credit facility was 2.8%.

The ARP Credit Agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of March 31, 2015. The ARP Credit Agreement also requires that ARP maintain a ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than (i) 5.25 to 1.0 as of the last day of the quarters ended on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ended on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ended on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter, and a ratio of current assets (as defined in the ARP Credit Agreement) to current liabilities (as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the ARP Credit Agreement, at March 31, 2015, ARP’s ratio of current assets to current liabilities was 1.6 to 1.0, and its ratio of Total Funded Debt to EBITDA was 4.2 to 1.0.

ARP Term Loan Facility

On February 23, 2015, ARP entered into a Second Lien Credit Agreement with certain lenders and Wilmington Trust, National Association, as administrative agent. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “ARP Term Loan Facility”).  The ARP Term Loan Facility matures on February 23, 2020.  The ARP Term Loan Facility is presented net of unamortized discount of $7.3 million at March 31, 2015.

ARP has the option to prepay the ARP Term Loan Facility at any time, and is required to offer to prepay the ARP Term Loan Facility with 100% of the net cash proceeds from the issuance or incurrence of any debt and 100% of the excess net cash proceeds from certain asset sales and condemnation recoveries. ARP is also required to offer to prepay the ARP Term Loan Facility upon the occurrence of a change of control. All prepayments are subject to the following premiums, plus accrued and unpaid interest:

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

ARP’s obligations under the ARP Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries (the “Loan Parties”) that guarantee ARP’s existing first lien revolving credit facility. In addition, the obligations under the ARP Term Loan Facility are guaranteed by ARP’s material restricted subsidiaries.  Borrowings under the ARP Term Loan Facility bear interest, at ARP’s option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 8.0% (an “ABR Loan”).  Interest is generally payable at the applicable maturity date for Eurodollar loans and quarterly for ABR loans.  At March 31, 2015, the weighted average interest rate on outstanding borrowings under the term loan facility was 10.0%.

The Second Lien Credit Agreement contains customary covenants that limit ARP’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities.  In addition, the Second Lien Credit Agreement contains covenants substantially similar to those in ARP’s existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. ARP was in compliance with these covenants as of March 31, 2015.

Under the Second Lien Credit Agreement, ARP may elect to add one or more incremental term loan tranches to the ARP Term Loan Facility so long as the aggregate outstanding principal amount of the ARP Term Loan Facility plus the principal amount of any incremental term loan does not exceed $300.0 million and certain other conditions are adhered to.  Any such incremental term loans may not mature on a date earlier than February 23, 2020.

Senior Notes

At March 31, 2015, ARP had $374.6 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”). The 7.75% ARP Senior Notes were presented net of a $0.4 million unamortized discount as of March 31, 2015. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, ARP may redeem the 7.75% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.  Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 7.75% ARP Senior Notes.

At March 31, 2015, ARP had $324.0 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The 9.25% ARP Senior Notes were presented net of a $1.0 million unamortized discount as of March 31, 2015. Interest on the 9.25% ARP Senior Notes is payable semi-annually on February 15 and August 15. At any time prior to August 15, 2017, ARP may redeem the 9.25% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes.

In connection with the issuance of $75.0 million of 9.25% ARP Senior Notes on October 14, 2014, ARP entered into a registration rights agreement whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by July 11, 2015. On April 15, 2015, the registration statement relating to the exchange offer for the 9.25% ARP Senior Notes was declared effective, and the exchange offer was subsequently launched on April 15, 2015.

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

The indentures governing the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes contain covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of March 31, 2015.

Cash payments for interest by the Company and its subsidiaries were $38.5 million and $28.9 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 8—DERIVATIVE INSTRUMENTS

The Company and ARP use a number of different derivative instruments, principally swaps, collars, and options, in connection with their commodity and interest rate price risk management activities. The Company and ARP enter into financial instruments to hedge forecasted commodity sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold or interest payments on the underlying debt instrument are due. Under commodity-based swap agreements, the Company and ARP receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Commodity-based put option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the put option the right, but not the obligation, to receive the difference between a fixed, or strike, price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

On January 1, 2015, the Company and ARP discontinued hedge accounting for their qualified commodity derivatives. As such, changes in fair value of these derivatives after December 31, 2014 are recognized immediately within gain (loss) on mark-to-market derivatives in the Company’s combined consolidated statements of operations. The fair values of these commodity derivative instruments at December 31, 2014, which were recognized in accumulated other comprehensive income within unitholders’ equity on the Company’s combined consolidated balance sheet, will be reclassified to the Company’s combined consolidated statements of operations in the future at the time the originally hedged physical transactions settle.

The Company and ARP enter into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Company’s combined consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Company’s combined consolidated balance sheets as the initial value of the options.

The Company and ARP enter into commodity future option and collar contracts to achieve more predictable cash flows by hedging their exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids fixed price swaps are priced based on a WTI crude oil index, while other natural gas liquids contracts are based on an OPIS Mt. Belvieu index.

Derivatives are recorded on the Company’s combined consolidated balance sheets as assets or liabilities at fair value. The Company reflected net derivative assets on its combined consolidated balance sheets of $333.2 million and $274.9 million at March 31, 2015 and December 31, 2014, respectively. Of the $46.0 million of net gain in accumulated other comprehensive income within unitholders’ equity on the Company’s combined consolidated balance sheet related to derivatives at March 31, 2015, the Company will reclassify $22.6 million of gains to its combined consolidated statement of operations over the next twelve month period as these contracts expire with the remaining gains of $23.4 million gains being reclassified to the Company’s combined consolidated statements of operations in later periods as the remaining contracts expire. During the three months ended March 31, 2014, no amounts were reclassified from other comprehensive income related to derivative instruments entered into during that same period.

The following table summarizes the commodity derivative activity for the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31,
2015
Portion of settlements associated with gains previously recognized within accumulated other comprehensive income, net of prior year offsets(1)	$(27,343)
Portion of settlements attributable to subsequent mark to market gains	(15,203)
Total cash settlements on commodity derivative contracts	(42,546)

2015 Unrealized gains prior to settlement(2)	3,203
Unrealized gain on open derivative contracts at March 31, 2015, net of amounts recognized in income in prior year(2)	102,382
Gains on mark-to-market derivatives	$105,585

(1)	Recognized in gas and oil production revenue.

(2)        Recognized in gain on mark-to-market derivatives.

The Company had $42.5 million of cash settlements during the three months ended March 31, 2015.  As the underlying prices and terms in the Company’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months ended March 31, 2015 and 2014 for hedge ineffectiveness.

The Company

The following table summarizes the gross fair values of the Company’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s combined consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Assets Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Assets
As of March 31, 2015
Current portion of derivative assets	$947	$—	$947
Total derivative assets	$947	$—	$947
As of December 31, 2014
Current portion of derivative assets	$2,893	$—	$2,893
Long-term portion of derivative assets	2,669		2,669
Total derivative assets	$5,562	$—	$5,562

Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Combined Consolidated Balance Sheets

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of March 31, 2015
Current portion of derivative liabilities	$—	$—	$—
Total derivative liabilities	$—	$—	$—
As of December 31, 2014
Current portion of derivative liabilities	$—	$—	$—
Total derivative liabilities	$—	$—	$—

At March 31, 2015, the Company had the following commodity derivatives:

Natural Gas Fixed Price Swaps

Production Period Ending March 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	570,000	$4.302	$947
	The Company’s net asset		$947
(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

During the three months ended March 31, 2015, the Company received approximately $4.9 million in net proceeds from the early termination of natural gas and oil derivative positions for production periods from 2015 through 2018.  The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Company’s Term Loan Facilities (see Note 7).

Atlas Resource Partners

The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s combined consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Assets Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Assets
As of March 31, 2015
Current portion of derivative assets	$145,520	$(21)	$145,499
Long-term portion of derivative assets	186,916	(198)	186,718
Total derivative assets	$332,436	$(219)	332,217
As of December 31, 2014
Current portion of derivative assets	$141,464	$(98)	$141,366
Long-term portion of derivative assets	128,303	(370)	127,933
Total derivative assets	$269,767	$(468)	$269,299

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of March 31, 2015
Current portion of derivative liabilities	$(21)	$21	$—
Long-term portion of derivative liabilities	(198)	198	—
Total derivative liabilities	$(219)	$219	$—
As of December 31, 2014
Current portion of derivative liabilities	$(98)	$98	$—
Long-term portion of derivative liabilities	(370)	370	—
Total derivative liabilities	$(468)	$468	$—

At March 31, 2015, ARP had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	40,053,400	$4.210	$56,994
2016	53,546,300	$4.229	59,049
2017	49,920,000	$4.219	42,447
2018	40,800,000	$4.170	28,182
2019	15,960,000	$4.017	7,319
			$193,991

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/ (Liability)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	Puts purchased	2,520,000	$4.210	$3,670
2015	Calls sold	2,520,000	$5.090	(16)
				$3,654

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	Puts purchased	1,080,000	$4.000	$1,328
2016	Puts purchased	1,440,000	$4.150	1,633
				$2,961

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(7)
2015	3,600,000	$(0.090)	$239
			$239

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(8)
2015	3,780,000	$1.956	$3,122
			$3,122

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(4)
2015	6,048,000	$1.016	$2,896
			$2,896

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(5)
2015	1,134,000	$1.248	$676
			$676

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(6)
2015	1,134,000	$1.263	$689
			$689

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2016	84,000	$85.651	$2,274
2017	60,000	$83.780	1,315
			$3,589

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2015	1,444,500	$87.585	$50,453
2016	1,425,000	$83.496	35,544
2017	1,140,000	$77.285	17,766
2018	1,080,000	$76.281	13,804
2019	540,000	$68.371	$2,196
			$119,763

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/ (Liability)
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2015	Puts purchased	19,500	$83.846	$638
2015	Calls sold	19,500	$110.654	(1)
				$637
			ARP’s net assets	$332,217

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.
(4)	Fair value based on forward Mt. Belvieu propane prices, as applicable.
(5)	Fair value based on forward Mt. Belvieu butane prices, as applicable.
(6)	Fair value based on forward Mt. Belvieu iso butane prices, as applicable.
(7)	Fair value based on forward WAHA natural gas prices, as applicable
(8)	Fair value based on forward Mt. Belvieu natural gasoline prices, as applicable.

In June 2012, ARP entered into natural gas put option contracts which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At March 31, 2015, net unrealized derivative assets of $3.0 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

At March 31, 2015, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 7), ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnership. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnerships’ ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company and its subsidiaries have established a hierarchy to measure their financial instruments at fair value which requires them to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect the Company’s and its subsidiaries’ own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company and ARP use a market approach fair value methodology to value the assets and liabilities for their outstanding derivative contracts (see Note 8) and the Company’s rabbi trust assets (see Note 14). The Company and ARP manage and report derivative assets and liabilities on the basis of their exposure to market risks and credit risks by counterparty. The Company’s and ARP’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument. Investments held in the Company’s rabbi trust are publicly traded equity and debt securities and are therefore defined as Level 1 fair value measurements.

Information for the Company’s and ARP’s assets and liabilities measured at fair value at March 31, 2015 and December 31, 2014 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2015
Assets, gross
Rabbi trust	$5,641	$—	$—	$5,641
Commodity swaps	—	947	—	947
ARP Commodity swaps	—	325,167	—	325,167
ARP Commodity puts	—	2,961	—	2,961
ARP Commodity options	—	4,308	—	4,308
Total assets, gross	5,641	333,383	—	339,024
Liabilities, gross
Commodity swaps	—	—	—	—
ARP Commodity swaps	—	(202)	—	(202)
ARP Commodity options	—	(17)	—	(17)
Total derivative liabilities, gross	—	(219)	—	(219)
Total assets, fair value, net	$5,641	$333,164	$—	$338,805
As of December 31, 2014
Assets, gross
Rabbi trust	$3,925	$—	$—	$3,925
Commodity swaps	—	5,562	—	5,562
ARP Commodity swaps	—	261,680	—	261,680
ARP Commodity puts	—	2,767	—	2,767
ARP Commodity options	—	5,320	—	5,320
Total assets, gross	3,925	275,329	—	279,254
Liabilities, gross
Commodity swaps	—	—	—	—
ARP Commodity swaps	—	(401)	—	(401)
ARP Commodity options	—	(67)	—	(67)
Total derivative liabilities, gross	—	(468)	—	(468)
Total assets, fair value, net	$3,925	$274,861	$—	$278,786

Other Financial Instruments

The estimated fair values of the Company’s and its subsidiaries’ other financial instruments have been determined based upon their assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Company and its subsidiaries could realize upon the sale or refinancing of such financial instruments.

The Company’s and its subsidiaries’ other current assets and liabilities on its combined consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Company’s and ARP’s debt at March 31, 2015 and December 31, 2014, which consist principally of ARP’s senior notes, borrowings under the Company’s term loan facilities, and borrowings under ARP’s term loan and revolving credit facilities, were $1,402.2 million and $1,363.4 million, respectively, compared with the carrying amounts of $1,604.6 million and $1,542.6 million, respectively. The carrying values of outstanding borrowings under the respective revolving and term loan credit facilities, which bear interest at variable interest rates, approximated their estimated fair values. The estimated fair values of the ARP senior notes were based upon the market approach and calculated using the yields of the ARP senior notes as provided by financial institutions and thus were categorized as Level 3 values.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company and its subsidiaries estimate the fair value of their respective asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Company and its subsidiaries and estimated inflation rates (see Note 6).

Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
	Level 3	Total	Level 3	Total
Asset retirement obligations	$169	$169	$602	$602
Total	$169	$169	$602	$602

The Company and its subsidiaries estimate the fair value of their long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. No impairments were recognized during the three months ended March 31, 2015 and 2014.

During the year ended December 31, 2014, ARP completed the Eagle Ford, Rangely and GeoMet acquisitions and the Development Subsidiary completed the Eagle Ford Acquisition (see Note 3). The fair value measurements of assets acquired and liabilities assumed for each of these acquisitions are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The estimated fair values of the assets acquired and liabilities assumed in the Eagle Ford and Rangely acquisitions as of the acquisition date, which are reflected in the Company’s combined consolidated balance sheet as of March 31, 2015 are subject to change as the final valuations have not yet been completed, and such changes could be material. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under the Company’s and its subsidiaries’ existing methodology for recognizing an estimated liability for the plugging and abandonment of their gas and oil wells (see Note 6). These inputs require significant judgments and estimates by the Company’s and its subsidiaries’ management at the time of the valuation and are subject to change.

NOTE 10—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

General Commitments

ARP is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. ARP has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and ARP may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by ARP to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of March 31, 2015, the management of ARP believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

While its historical structure has varied, ARP has generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. ARP periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, ARP recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which ARP has recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, ARP will recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized. For the three months ended March 31, 2015 and 2014, $0.5 million and $3.5 million, respectively, of ARP’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses.

In connection with the Eagle Ford Acquisition (see Note 3), ARP guaranteed the timely payment of the deferred portion of the purchase price that is to be paid by the Development Subsidiary. Pursuant to the agreement between ARP and the Development Subsidiary, ARP will have the right to receive some or all of the assets acquired by the Development Subsidiary in the event of its failure to contribute its portion of any deferred payments. ARP’s and the Development Subsidiary’s deferred purchase obligations are included within deferred acquisition purchase price on the Company’s combined consolidated balance sheets at March 31, 2015 and December 31, 2014 (see Note 3).

In connection with ARP’s GeoMet Acquisition (see Note 3), ARP acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of ARP’s firm transportation obligations as of March 31, 2015 were as follows: 2015— $2.3 million; 2016— $2.3 million; 2017— $1.9 million; 2018— $1.8 million; 2019— $1.8 million; thereafter— $6.5 million.

In connection with ARP’s acquisition of assets from EP Energy E&P Company, L.P. on July 31, 2013 (the “EP Energy Acquisition”), ARP acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of ARP’s firm transportation obligations as of March 31, 2015 were as follows: 2015— $6.2 million; 2016— $2.1 million; and 2017 to 2019— none.

As of March 31, 2015, the Company and its subsidiaries are committed to expend approximately $4.1 million on drilling and completion expenditures.

Legal Proceedings

The Company and its subsidiaries are parties to various routine legal proceedings arising out of the ordinary course of its business. Management of the Company and its subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 12—ISSUANCES OF UNITS

The Company recognizes gains on ARP’s and the Development Subsidiary’s equity transactions as credits to unitholders’ equity on its combined consolidated balance sheets rather than as income on its combined consolidated statements of operations. These gains represent the Company’s portion of the excess net offering price per unit of each of ARP’s and the Development Subsidiary’s common units over the book carrying amount per unit (see Note 2).

On February 27, 2015 the Company issued and sold an aggregate of 1.6 million of its newly created Series A convertible preferred units, with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), at a purchase price of $25.00 per unit to certain members of the Company’s management, two management members of the Board, and outside investors.  Holders of the Series A Preferred Units are entitled to monthly distributions of cash at a rate equal to the greater of (i) 10% of the liquidation preference per annum, increasing to 12% per annum, 14% per annum and 16% per annum on the first, second and third anniversaries of the of the private placement, respectively or (ii) the monthly equivalent of any cash distribution declared by the Company to holders of the Company’s common units, as well as Series A Preferred Units at a rate equal to 2% of the liquidation preference per annum. All or a portion of the Series A Preferred Units will be convertible into the Company’s units at the option of the holder at any time following the later of (i) the one year anniversary of the distribution and (ii) receipt of unitholder approval. The conversion price will be equal to the greater of (i) $8.00 per common unit of the Company; and (ii) the lower of (a) 110.0% of the volume weighted average price for the Company’s common units on the NYSE over the 30 trading days following the distribution date; and (b) $16.00 per common unit of the Company. The Company sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(2) of the Securities Act. The Series A Preferred Units resulted in proceeds to the Company of $40.0 million. The Company used the proceeds to fund a portion of the $150.0 million payment by the Company to Atlas Energy related to the repayment of Atlas Energy’s term loan (see Note 2). The Series A Purchase Agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities.

Atlas Resource Partners

Equity Offerings

In October 2014, in connection with the Eagle Ford Acquisition (see Note 3), ARP issued 3,200,000 8.625% Class D Preferred Units at a public offering price of $25.00 per Class D ARP Preferred Units, yielding net proceeds of approximately $77.3 million from the offering, after deducting underwriting discounts and estimated offering expenses. ARP used the net proceeds from the offering to fund a portion of the Eagle Ford Acquisition. On March 31, 2015, to partially pay its portion of the quarterly installment related to the Eagle Ford Acquisition, ARP issued an additional 800,000 Class D ARP Preferred Units to the seller at a value of $25.00 per unit. On January 15, 2015, ARP paid an initial quarterly distribution of $0.616927 per unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015 (see Note 13). ARP will pay future cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

The Class D ARP Preferred Units rank senior to ARP’s common units and Class C ARP Preferred Units with respect to the payment of distributions and distributions upon a liquidation event and equal with ARP’s Class B convertible preferred units. The Class D ARP Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by ARP or converted into its common units in connection with a change in control. At any time on or after October 15, 2019, ARP may, at its option, redeem the Class D ARP Preferred Units in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, ARP may redeem the Class D ARP Preferred Units following certain changes of control, as described in the Certificate of Designation. If ARP does not exercise this redemption option upon a change of control, then holders of the Class D ARP Preferred Units will have the option to convert the Class D ARP Preferred Units into a number of ARP common units per Class D unit as set forth in the Certificate of Designation. If ARP exercises any of its redemption rights relating to the Class D ARP Preferred Units, the holders of such Class D ARP Preferred Units will not have the conversion right described above with respect to the Class D ARP Preferred Units called for redemption.

In August 2014, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between ARP and such Agent. During the three months ended March 31, 2015, ARP issued 420,586 common limited partner units under the equity distribution program for net proceeds of $3.3 million, net of $0.1 million in commissions paid.

In May 2014, in connection with the Rangely Acquisition (see Note 3), ARP issued 15,525,000 of its common limited partner units (including 2,025,000 units pursuant to an over-allotment option) in a public offering at a price of $19.90 per unit, yielding net proceeds of approximately $297.3 million.

In March 2014, in connection with the GeoMet Acquisition (see Note 3), ARP issued 6,325,000 of its common limited partner units (including 825,000 units pursuant to an over-allotment option) in a public offering at a price of $21.18 per unit, yielding net proceeds of approximately $129.0 million.

In connection with the issuance of ARP’s unit offerings during the three months ended March 31, 2015, the Company recorded losses of $0.2 million within unitholders’ equity and a corresponding decrease in non-controlling interests on its combined consolidated balance sheet and combined consolidated statement of unitholders’/owner’s equity. For the year ended December 31, 2014, the Company recorded gains of $40.5 million within equity and a corresponding decrease in non-controlling interests on its combined consolidated balance sheets and combined consolidated statement of equity.

NOTE 13—CASH DISTRIBUTIONS

The Company’s Cash Distributions. The Company has a cash distribution policy under which it distributes, within 50 days following the end of each calendar quarter, all of its available cash (as defined in its limited liability company agreement) for that quarter to its unitholders.

On April 22, 2015, the Company declared a monthly distribution of $0.3 million for the month ended March 31, 2015 related to its Series A Preferred Units. The distribution will be paid on May 15, 2015 to unitholders of record at the close of business on May 8, 2015.

ARP Cash Distributions. In January 2014, ARP’s board of directors approved the modification of its cash distribution payment practice to a monthly cash distribution program whereby it distributes all of its available cash (as defined in the partnership agreement) for that month to its unitholders within 45 days from the month end. Prior to that, ARP paid quarterly cash distributions within 45 days from the end of each calendar quarter. If ARP’s common unit distributions in any quarter exceed specified target levels, the Company will receive between 13% and 48% of such distributions in excess of the specified target levels. Distributions declared by ARP from January 1, 2014 through March 31, 2015 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Month Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners		Total Cash Distribution to the General Partner’s Class A Units
March 17, 2014	January 31, 2014	$0.1933	$12,718	$1,467		$1,055
April 14, 2014	February 28, 2014	$0.1933	$12,719	$1,466		$1,055
May 15, 2014	March 31, 2014	$0.1933	$12,719	$1,466		$1,054
June 13, 2014	April 30, 2014	$0.1933	$15,752	$1,466		$1,279
July 15, 2014	May 31, 2014	$0.1933	$15,752	$1,466		$1,279
August 14, 2014	June 30, 2014	$0.1966	$16,029	$1,492		$1,377
September 12, 2014	July 31, 2014	$0.1966	$16,028	$1,493		$1,378
October 15, 2014	August 31, 2014	$0.1966	$16,032	$1,491		$1,378
November 14, 2014	September 30, 2014	$0.1966	$16,032	$1,492		$1,378
December 15, 2014	October 31, 2014	$0.1966	$16,033	$1,491		$1,378
January 14, 2015	November 30, 2014	$0.1966	$16,779	$745	(1)	$1,378
February 13, 2015	December 31, 2014	$0.1966	$16,782	$745	(1)	$1,378

March 17, 2015	January 31, 2015	$0.1083	$9,284	$643	(1)	$203
April 14, 2015	February 28, 2015	$0.1083	$9,347	$643	(1)	$204

(1)	Excludes the Class D preferred unit quarterly distribution (see Note 12).

At December 31, 2014, ARP had 3.2 million of its 8.625% Class D ARP Preferred Units outstanding (see Note 12).  On January 15, 2015, ARP paid an initial quarterly distribution of $0.616927 per unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015.

At March 31, 2015, ARP had 4.0 million of its 8.625% Class D ARP Preferred Units outstanding (see Note 12).  On April 15, 2015, ARP paid a quarterly distribution of $0.539063 per unit for the first quarter of 2015 to holders of record as of April 1, 2015.

On April 22, 2015, ARP declared a monthly distribution of $0.1083 per common unit for the month of March 31, 2015. The $10.3 million distribution, including $0.2 million and $0.6 million to the general partner and preferred limited partners, respectively, will be paid on May 15, 2015 to unitholders of record at the close of business on May 8, 2015.

NOTE 14—BENEFIT PLANS

2015 Long-Term Incentive Plan

The Board of Directors of the Company approved and adopted the Company’s 2015 Long-Term Incentive Plan (“2015 LTIP”) effective February 2015. The 2015 LTIP provides equity incentive awards to officers, employees and managing board members of the Company and its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Company. The 2015 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”). Under the 2015 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,250,000 units. At March 31, 2015, the Company had 68,910 phantom units and unit options outstanding under the 2015 LTIP, with 5,181,090 phantom units and unit options available for grant.

In the case of awards held by eligible employees, following a “change in control”, as defined in the 2015 LTIP, upon the eligible employee’s termination of employment without “cause”, as defined in the 2015 LTIP, or upon any other type of termination specified in the eligible employee’s applicable award agreement(s), any unvested award will immediately vest in full and, in the case of options, become exercisable for the one-year period following the date of termination of employment, but in any case not later than the end of the original term of the option. Upon a change in control, all unvested awards held by directors will immediately vest in full.

In connection with a change in control, the LTIP Committee, in its sole and absolute discretion and without obtaining the approval or consent of the unitholders or any Participant, subject to the terms of any award agreements and employment agreements to which the Company (or any affiliate) and any Participant are party, may take one or more of the following actions (with discretion to differentiate between individual Participants and awards for any reason):

•	cause awards to be assumed or substituted by the surviving entity (or a parent, subsidiary or affiliate of such surviving entity);

•

accelerate the vesting of awards as of immediately prior to the consummation of the transaction that constitutes the change in control so that awards shall vest (and, with respect to options, become exercisable) as to the units that otherwise would have been unvested so that participants (as holders of awards granted under the new equity plan) may participate in the transaction;

•	provide for the payment of cash or other consideration to Participants in exchange for the cancellation of outstanding awards (in an amount equal to the fair market value of such cancelled awards);

•

terminate all or some awards upon the consummation of the change-in-control transaction, but only if the LTIP Committee provides for full vesting of awards immediately prior to the consummation of such transaction; and

•	make such other modifications, adjustments or amendments to outstanding awards as the LTIP Committee deems necessary or appropriate.

2015 Phantom Units. A phantom unit entitles a Participant to receive a Company common unit or its then-Fair Market Value in cash or other securities or property, upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant Distribution Equivalent Rights (“DERs”), which are the right to receive cash, securities, or property per phantom unit in an amount equal to, and at the same time as, the cash distributions or other distributions of securities or property the Company makes on a common unit during the period such phantom unit is outstanding. Generally, phantom units to be granted to employees under the 2015 LTIP will vest over a designated   period of time and phantom units granted to non-employee directors generally vest over a four year period, 25% per year. Of the phantom units outstanding under the 2015 LTIP at March 31, 2015, there are 17,226 units that will vest within the following twelve months. All phantom units outstanding under the 2015 LTIP at March 31, 2015 include DERs. No amounts were paid during the three months ended March 31, 2015 and 2014 with respect to DERs.

The following table sets forth the 2015 LTIP phantom unit activity for the periods indicated:

	Three Months Ended March 31,
	2015			2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	—	$—	—	$—
Granted	68,910	9.07	—	—
Vested and issued(1)	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period(2)(3)(4)	68,910	$9.07	—	$—
Non-cash compensation expense recognized (in thousands)		$20		$—

(1)	No phantom unit awards vested during the three months ended March 31, 2015 and 2014.
(2)	The aggregate intrinsic value of phantom unit awards outstanding at March 31, 2015 was approximately $414,000.
(3)

There was approximately $20,000 recognized as liabilities on the Company’s consolidated balance sheet at March 31, 2015 representing 68,910 units, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair value for these units was $9.07 at March 31, 2015.

(4)	No phantom unit awards had vested, but had not yet been issued at March 31, 2015 and 2014.

At March 31, 2015, the Company had approximately $0.4 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2015 LTIP based upon the fair value of the awards which is expected to be recognized over a weighted average period of 2.3 years.

2015 Unit Options. A unit option entitles a Participant to receive a common unit of the Company upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option shall not be less than the fair market value of the Company’s common unit on the date of grant of the option. The LTIP Committee also determines how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Generally, unit options to be granted under the 2015 LTIP will vest over a designated period of time. There are no unit options outstanding under the 2015 LTIP at March 31, 2015. No cash was received from the exercise of options for the three months ended March 31, 2015 and 2014, respectively.

Restricted Units

Restricted units are actual common units issued to a participant that are subject to vesting restrictions and evidenced in such manner as the LTIP Committee may deem appropriate, including book-entry registration or issuance of one or more unit certificates. Prior to or upon the grant of an award of restricted units, the LTIP Committee will condition the vesting or transferability of the restricted units upon continued service, the attainment of performance goals or both. A holder of restricted units will have certain rights of holders of common units in general, including the right to vote the restricted units. However, during the period in which the restricted units are subject to vesting restrictions, the holder will not be permitted to sell, assign, transfer, pledge or otherwise encumber the restricted units.

Rabbi Trust

In 2011, the Company established an excess 401(k) plan relating to certain executives. In connection with the plan, the Company established a “rabbi” trust for the contributed amounts. At March 31, 2015 and December 31, 2014, the Company reflected $5.6 million and $3.9 million, respectively, related to the value of the rabbi trust within other assets, net on its combined consolidated balance sheets, and recorded corresponding liabilities of $5.6 million and $3.9 million as of those same dates within asset retirement obligations and other on its combined consolidated balance sheets. During the three months ended March 31, 2015 and 2014, no distributions were made to participants related to the rabbi trust.

ARP Long-Term Incentive Plan

ARP’s 2012 Long-Term Incentive Plan (the “ARP LTIP”), effective March 2012, provides incentive awards to officers, employees and directors as well as employees of the Company and its affiliates, consultants and joint venture partners who perform services for ARP. The ARP LTIP is administered by the board of the Company, a committee of the board or the board (or committee of the board) of an affiliate (the “ARP LTIP Committee”). Under ARP’s 2012 LTIP, the ARP LTIP Committee may grant awards of phantom units, restricted units, or unit options for an aggregate of 2,900,000 common limited partner units of ARP. At March 31, 2015, ARP had 2,085,310 phantom units, restricted units and unit options outstanding under the ARP LTIP with 135,663 phantom units, restricted units and unit options available for grant. Share based payments to non-employee directors, which have a cash settlement option, are recognized within liabilities in the consolidated financial statements based upon their current fair market value.

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

In connection with a change in control, the ARP LTIP Committee, in its sole and absolute discretion and without obtaining the approval or consent of the unitholders or any participant, but subject to the terms of any award agreements and employment agreements to which the Company, as general partner, (or any affiliate) and any participant are party, may take one or more of the following actions (with discretion to differentiate between individual participants and awards for any reason):

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

ARP Phantom Units. Phantom units represent rights to receive a common unit, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property upon vesting. Phantom units are subject to terms and conditions determined by the ARP LTIP Committee, which may include vesting restrictions. In tandem with phantom unit grants, the ARP LTIP Committee may grant DERs, which are the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by ARP with respect to a common unit during the period that the underlying phantom unit is outstanding. Phantom units granted under the ARP LTIP generally will vest 25% of the original granted amount on each of the four anniversaries of the date of grant.  Of the phantom units outstanding under the ARP LTIP at March 31, 2015, 194,224 units will vest within the following twelve months. All phantom units outstanding under the ARP LTIP at March 31, 2015 include DERs. During the three months ended March 31, 2015 and 2014, ARP paid $0.4 million and $0.6 million, respectively, with respect to the ARP LTIP’s DERs. These amounts were recorded as reductions of equity on the Company’s combined consolidated balance sheets.

The following table sets forth the ARP LTIP phantom unit activity for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	799,192	$22.70	839,808	$24.31
Granted	—	—	3,500	20.99
Vested and issued(1)	(167,182)	23.97	(15,500)	22.69
Forfeited	—	—	(15,500)	22.63
Outstanding, end of period(2)(3)	632,010	$22.37	812,308	$24.35
Vested and not yet issued(4)	110,125	$24.67	6,875	$22.76
Non-cash compensation expense recognized (in thousands)		$2,514		$1,731

(1)	The intrinsic values of phantom unit awards vested during the three months ended March 31, 2015 and 2014 were $1.6 million and $0.3 million, respectively.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at March 31, 2015 was $4.9 million.
(3)

There were approximately $29,000 and $0.2 million recognized as liabilities on the Partnership’s consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively, representing 6,647 and 26,579 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units were $21.63 and $21.16 at March 31, 2015 and December 31, 2014, respectively. There was $0.1 million recognized as liabilities on the Company’s consolidated balance sheet at the period ended March 31, 2014 representing 16,084 units due to the option of the participants to settle in cash instead of units. The weighted average grant date fair value for these units was $22.15 for the period ending March 31, 2014.

(4)	The intrinsic values of phantom unit awards vested, but not yet issued at March 31, 2015 and 2014 were $1.1 million and $0.1 million, respectively.

At March 31, 2015, ARP had approximately $4.2 million in unrecognized compensation expense related to unvested phantom units outstanding under the ARP LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 1.8 years.

ARP Unit Options. A unit option is the right to purchase an ARP common unit in the future at a predetermined price (the exercise price).  The exercise price of each ARP unit option is determined by the ARP LTIP Committee and may be equal to or greater than the fair market value of ARP’s common unit on the date of grant of the option. The ARP LTIP Committee will determine the vesting and exercise restrictions applicable to an ARP award of options, if any, and the method by which the exercise price may be paid by the participant. Unit option awards expire 10 years from the date of grant. Unit options granted under the ARP LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 106,950 unit options outstanding under the ARP LTIP at March 31, 2015 that will vest within the following twelve months. No cash was received from the exercise of options for the three months ended March 31, 2015 and 2014.

The following table sets forth the ARP LTIP unit option activity for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,458,300	$24.66	1,482,675	$24.66
Granted	—	—	—	—
Exercised (1)	—	—	—	—
Forfeited	(5,000)	24.67	(10,000)	23.40
Outstanding, end of period(2)(3)	1,453,300	$24.66	1,472,675	$24.66
Options exercisable, end of year(4)	1,238,275	$24.67	368,825	$24.67
Non-cash compensation expense recognized (in thousands)		$831		$612

(1)	No options were exercised during the three months ended March 31, 2015 and 2014.
(2)	The weighted average remaining contractual life for outstanding options at March 31, 2015 was 7.1 years.
(3)	There was no aggregate intrinsic value of options outstanding at March 31, 2015. The aggregate intrinsic value of options outstanding at March 31, 2014 was approximately $2,000.
(4)	The weighted average remaining contractual life for exercisable options at March 31, 2015 was 7.1 years. There were no intrinsic values for options exercisable at March 31, 2015 and 2014.

At March 31, 2015, ARP had approximately $0.2 million in unrecognized compensation expense related to unvested unit options outstanding under the ARP LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 1.0 years. ARP used the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

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

NOTE 15—OPERATING SEGMENT INFORMATION

The Company’s operations include three reportable operating segments: ARP, other operations, and corporate and other. These operating segments reflect the way the Company manages its operations and makes business decisions. ARP consists of ARP’s operations. Other operations include the operations of the Arkoma assets and the Development Subsidiary (see Note 1). Corporate and other includes the Company’s equity investment in Lightfoot (see Note 1), as well as its general and administrative and interest expenses. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Atlas Resource Partners:
Revenues	$239,247	$157,345
Operating costs and expenses	(86,536)	(103,078)
Depreciation, depletion and amortization expense	(41,866)	(50,237)
Loss on asset sales and disposal	(11)	(1,603)
Interest expense	(25,197)	(13,187)
Segment income (loss)	$85,637	$(10,760)
Other Operations:
Revenues	$5,588	$4,580
Operating costs and expenses	(1,769)	(1,966)
Depreciation, depletion and amortization expense	(2,590)	(1,802)
Segment income	$1,229	$812
Corporate and other:
Revenues	$964	$222
General and administrative	(24,797)	(4,936)
Interest expense	(9,554)	(2,789)
Segment loss	$(33,387)	$(7,503)
Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Atlas Resource	$85,637	$(10,760)
Other Operations	1,229	812
Corporate and other	(33,387)	(7,503)
Net income (loss)	$53,479	$(17,451)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Resource	$239,247	$157,345
Other Operations	5,588	4,580
Corporate and other	964	222
Total revenues	$245,799	$162,147
Capital expenditures:
Atlas Resource	$42,498	$39,897
Other Operations	9,943	4,522
Corporate and other	—	—
Total capital expenditures	$52,441	$44,419

	March 31,	December 31,
	2015	2014
Balance sheet:
Goodwill:
Atlas Resource	$13,639	$13,639
Other Operations	—	—
Corporate and other	—	—
	$13,639	$13,639
Total assets:
Atlas Resource	$2,747,576	$2,727,575
Other Operations	216,656	257,800
Corporate and other	12,750	40,940
	$2,976,982	$3,026,315

NOTE 16—SUBSEQUENT EVENTS

The Company

On April 22, 2015, the Company declared a quarterly distribution of $0.3 million for the month ended March 31, 2015 related to its Series A Preferred Units. The distribution will be paid on May 15, 2015 to unitholders of record at the close of business on May 8, 2015.

Atlas Resource

Issuance of Preferred Units. On April 7, 2015, ARP issued 255,000 of its 10.75% Class E Cumulative Redeemable Perpetual Preferred Units (“Class E ARP Preferred Units”) at a public offering price of $25.00 per unit for net proceeds of approximately $6.0 million. The underwriters have been granted a 30-day option to purchase up to an additional 38,250 Class E ARP Preferred Units at the public offering price less the underwriting discount.  ARP will pay distributions on the Class E ARP Preferred Units at a rate of 10.75% per annum of the stated liquidation preference of $25.00.

Cash Distributions. On April 22, 2015, ARP declared a monthly distribution of $0.1083 per common unit for the month of March 31, 2015. The $10.3 million distribution, including $0.2 million and $0.6 million to the general partner and preferred limited partners, respectively, will be paid on May 15, 2015 to unitholders of record at the close of business on May 8, 2015.

On April 15, 2015, ARP paid a quarterly distribution of $0.539063 per ARP Class D Preferred Unit, or $2.2 million, for the first quarter of 2015 to ARP Class D Preferred Unit holders of record as of April 1, 2015.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014, as supplemented by this Form 10-Q. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

We believe the assumptions underlying the combined consolidated financial statements are reasonable. The historical financial statements included in this Form 10-Q reflect substantially all the assets and liabilities transferred from our former owner, Atlas Energy, L.P. (“Atlas Energy”), on February 27, 2015. However, our historical combined consolidated financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what they would have been had our predecessor been a separate, stand-alone company during the periods presented.

Unless the context otherwise requires, references in this Form 10-Q to “the Company,” “we,” “us,” “our” and “our company,” when used in a historical context or in the present tense, refer to the businesses and subsidiaries owned by Atlas Energy Group, LLC, a Delaware limited liability company, and its combined subsidiaries. References in this 10-Q to “ARP” or “Atlas Resource Partners” refer to Atlas Resource Partners, L.P., a Delaware limited partnership.

BUSINESS OVERVIEW

We are a Delaware limited liability company formed in October 2011.  At March 31, 2015, our operations primarily consisted of our ownership interests in the following:

•

100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 27.5% limited partner interest (consisting of 20,962,485 common and 3,749,986 preferred limited partner units) in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities;

•

80.0% general partner interest and a 1.6% limited partner interest in the Development Subsidiary, a partnership that currently conducts natural gas and oil operations in the mid-continent region of the United States (the “Development Subsidiary”);

•

15.9% general partner interest and 12.0% limited partner interest in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, its general partner, which incubate new MLPs and invest in existing MLPs; and

•	direct natural gas development and production assets in the Arkoma Basin in eastern Oklahoma.

On February 27, 2015, our former owner, Atlas Energy, transferred its assets and liabilities, other than those related to its midstream assets, to us, and effected a pro rata distribution of our common units representing a 100% interest in us, to Atlas Energy’s unitholders (the “Separation”). Concurrently with the distribution of our units, Atlas Energy and its remaining midstream interests merged with Targa Resources Corp. (“Targa”; NYSE: TRGP) and ceased trading. In connection with the Separation, we paid $150.0 million to Atlas Energy related to the repayment of Atlas Energy’s term loan credit facility. We used proceeds from the issuance of our Series A preferred units (see “Issuance of Units”) and the issuance of our term loan credit facilities (see “Credit Facilities”) to fund the payment.

FINANCIAL PRESENTATION

Our combined consolidated financial statements were derived from the accounts of Atlas Energy and its controlled subsidiaries for the periods prior to February 27, 2015. Because a direct ownership relationship did not exist among all the various entities consolidated in our combined consolidated financial statements, Atlas Energy’s net investment in us is shown as equity in the combined consolidated financial statements. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the combined consolidated balance sheets and related combined consolidated statements of operations. Such estimates included allocations made from the historical accounting records of Atlas Energy, based on management’s best estimates, in order to derive our financial statements. Actual balances and results could be different from those estimates. All significant intercompany transactions and balances have been eliminated in the combination of the financial statements. Actual balances and results could be different from those estimates.

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

Our combined consolidated financial statements contain our accounts and those of our combined consolidated subsidiaries, all of which are wholly-owned at March 31, 2015, except for ARP and our Development Subsidiary, which we control. Due to the structure of our ownership interests in ARP and our Development Subsidiary, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP and our Development Subsidiary into our combined consolidated financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP and our Development Subsidiary are reflected as income (loss) attributable to non-controlling interests in our combined consolidated statements of operations and as a component of unitholders’ equity on our combined consolidated balance sheets. Throughout this section, when we refer to “our” combined consolidated financial statements, we are referring to the combined consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP and our Development Subsidiary, adjusted for non-controlling interests in ARP and our Development Subsidiary. All significant intercompany transactions and balances have been eliminated in the combination of the financial statements. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

SUBSEQUENT EVENTS

Cash distributions. On April 22, 2015, we declared a quarterly distribution of $0.3 million for the month ended March 31, 2015 related to our Series A convertible preferred units (“Series A Preferred Units”). The distribution will be paid on May 15, 2015 to unitholders of record at the close of business on May 8, 2015.

Atlas Resource

Issuance of Preferred Units. In April 2015, ARP issued 255,000 10.75% Class E cumulative redeemable perpetual preferred units at a public offering price of $25.00 per Class E Unit for net proceeds of approximately $6.0 million (“Class E ARP Preferred Units”). The underwriters have been granted a 30-day option to purchase up to an additional 38,250 Class E Preferred Units at the public offering price less the underwriting discount. Distributions will be payable on the Class E Preferred Units at an initial rate of 10.75% per annum of the stated liquidation preference of $25.00.

Cash distributions. On April 22, 2015, ARP declared a monthly distribution of $0.1083 per common unit for the month of March 31, 2015. The $10.3 million distribution, including $0.2 million and $0.6 million to the general partner and preferred limited partners, respectively, will be paid on May 15, 2015 to unitholders of record at the close of business on May 8, 2015.

On April 15, 2015, ARP paid a quarterly distribution of $0.539063 per Class D preferred unit, or $2.2 million, for the first quarter of 2015 to Class D Preferred Unit holders of record as of April 1, 2015.

RECENT DEVELOPMENTS

Term Loan Credit Facilities. On February 27, 2015, we entered into a Credit Agreement with Deutsche Bank AG New York Branch, as administrative agent, and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement provides for a Secured Senior Interim Term Loan Facility in an aggregate principal amount of $30.0 million (the “Interim Term Loan Facility”) and a Secured Senior Term Loan A Facility in an aggregate principal amount of approximately $97.8 million (the “Term Loan A Facility” and together with the Interim Term Loan Facility, the “Term Loan Facilities”). The Interim Term Loan Facility matures on August 27, 2015 and the Term Loan A Facility matures on February 26, 2016. Our obligations under the Term Loan Facilities are secured on a first priority basis by security interests in all of our material subsidiaries, including all equity interests directly held by us and all tangible and intangible property. Borrowings under the Term Loan Facilities bear interest, at our option, at either (i) LIBOR plus 7.5% (“Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, in each case plus 6.5% (an “ABR Loan”). Interest is generally payable at interest payment periods selected by us for Eurodollar Loans and quarterly for ABR Loans (see “Credit Facilities”).

Preferred Unit Purchase Agreement. On February 27, 2015, we issued and sold an aggregate of 1.6 million of our newly created Series A Preferred Units, with a liquidation preference of $25.00 per unit, at a purchase price of $25.00 per unit to certain members of our management, two management members of the Board, and outside investors.  We sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The private placement resulted in proceeds to us of $40.0 million. We used the proceeds to fund a portion of the $150.0 million payment to Atlas Energy related to the repayment of Atlas Energy’s term loan. The Series A Purchase Agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities (see “Issuances of Units”).

Atlas Resource

Credit Facility Amendment. On February 23, 2015, ARP entered into a Sixth Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amendment amends the Second Amended and Restated Credit Agreement (the “ARP Credit Agreement”), dated July 31, 2013.  Among other things, the Sixth Amendment:

•	reduces the borrowing base under the ARP Credit Agreement from $900.0 million to $750.0 million;

•	permits the incurrence of second lien debt in an aggregate principal amount up to $300.0 million;

•	rescheduled the May 1, 2015 borrowing base redetermination for July 1, 2015;

•

permits an increase in the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels if the borrowing base utilization (as defined in the ARP Credit Agreement) is less than 90%;

•

following the next scheduled redetermination of the borrowing base, upon the issuance of senior notes or the incurrence of second lien debt, reduces the borrowing base by 25% of the stated amount of such senior notes or additional second lien debt; and

•

revises the maximum ratio of Total Funded Debt to EBITDA to be (i) 5.25 to 1.0 as of the last day of the quarters ended on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ended on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ended on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter.

Second Lien Term Loan Facility.  On February 23, 2015, ARP entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with certain lenders and Wilmington Trust, National Association, as administrative agent. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “Term Loan Facility”).  The Term Loan Facility matures on February 23, 2020.

ARP’s obligations under the Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries (the “Loan Parties”) that guarantee ARP’s existing first lien revolving credit facility. In addition, the obligations under the Term Loan Facility are guaranteed by ARP’s material restricted subsidiaries.  Borrowings under the Term Loan Facility bear interest, at ARP’s option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, in each case plus 8.0% (an “ABR Loan”).  Interest is generally payable at the applicable maturity date for Eurodollar loans and quarterly for ABR loans (see “Credit Facilities”).

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

ARP holds firm transportation obligations on Colorado Interstate Gas for the benefit of production from the Raton Basin in the New Mexico/Colorado Area. The total of firm transportation held is approximately 82,500 dth/d at a weighted average rate of $0.2575/MMBtu under contracts expiring in 2016. ARP also holds firm transportation obligations on East Tennessee Natural Gas, Columbia Gas Transmission and Equitrans for the benefit of production from the central Appalachian Basin. The total of firm transportation held is approximately 25,000 dth/d, 14,500 dth/d and 2,300 dth/d, respectively, under contracts expiring between the years 2015 and 2022.

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

Natural Gas Liquids. NGLs are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas to meet pipeline specifications for transport or sale to end users or marketers operating on the receiving pipeline. The resulting plant residue natural gas is sold as indicated above and our and our subsidiaries’ NGLs are generally priced and sold using the Mont Belvieu (TX) or Conway (KS) regional processing indices. The cost to process and fractionate the NGLs from the gas stream is typically either a volumetric fee for the gas and liquids processed or a percentage retention by the processing and fractionation facility. We and our subsidiaries do not have delivery commitments for fixed and determinable quantities of NGLs in any future periods under existing contracts or agreements.

Atlas Resources’ Drilling Partnerships

Certain energy activities are conducted by ARP through, and a portion of its revenues are attributable to, sponsorship of the Drilling Partnerships. Drilling Partnership investor capital raised by ARP is deployed to drill and complete wells included within the partnership. As it deploys Drilling Partnership investor capital, ARP recognizes certain management fees it is entitled to receive, including well construction and completion revenue and a portion of administration and oversight revenue. At each period end, if ARP has Drilling Partnership investor capital that has not yet been deployed, we will recognize a current liability titled “Liabilities Associated with Drilling Contracts” on our consolidated balance sheets. After the Drilling Partnership well is completed and turned in line, ARP is entitled to receive additional operating and management fees, which are included within well services and administration and oversight revenue, respectively, on a monthly basis while the well is operating. In addition to the management fees it is entitled to receive for services provided, ARP is also entitled to its pro-rata share of Drilling Partnership gas and oil production revenue, which generally approximates 30%.

As managing general partner of our Drilling Partnerships, ARP receives the following Drilling Partnership management fees:

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

While the historical structure has varied, ARP has generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. ARP periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, ARP recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which ARP has recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, ARP will recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized.

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

Our and our subsidiaries’ future gas and oil reserves, production, cash flow, the ability to make payments on debt and the ability to make distributions to unitholders, including ARP’s and our Development Subsidiary’s ability to make distributions to us, depend on our and our subsidiaries’ success in producing current reserves efficiently, developing existing acreage and acquiring additional proved reserves economically. We and our subsidiaries face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas and oil production from particular wells decrease. We and our subsidiaries attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than produced.

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. At March 31, 2015, our consolidated gas and oil production revenues and expenses consisted of our and our subsidiaries’ gas and oil production activities. Currently, our gas and oil production entails the production generated by our assets acquired in the Arkoma Acquisition. Our Development Subsidiary’s gas and oil production derives from its wells drilled in the Eagle Ford, Marble Falls and Mississippi Lime plays. ARP has focused its natural gas, crude oil and NGL production operations in various plays throughout the United States. Through March 31, 2015, we and our subsidiaries have established production positions in the following operating areas:

•

our coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma, a position following the acquisition of certain assets from EP Energy E&P Company, L.P. in July 2013 (the “Arkoma Assets”);

•	the Eagle Ford Shale in south Texas, in which ARP and our Development Subsidiary acquired acreage and producing wells in November 2014;
•

our Development Subsidiary’s and ARP’s Barnett Shale and Marble Falls play, both in the Fort Worth Basin in northern Texas. The Barnett Shale contains mostly dry gas and the Marble Falls play contains liquids rich gas and oil;

•

ARP’s coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the County Line area of Wyoming, where ARP established a position following its acquisition of certain assets from EP Energy during 2013, which is collectively referred to as the “EP Energy Acquisition”, as well as the Cedar Bluff area of West Virginia and Virginia, where ARP established a position following its acquisition of assets from GeoMet Inc. in May 2014;

•

ARP’s Rangely field in northwest Colorado, a mature tertiary CO2 flood with low-decline oil production, where ARP has a 25% non-operated net working interest position following ARP’s acquisition on June 30, 2014(“Rangely Acquisition”);

•

ARP’s Appalachia Basin assets, including the Marcellus Shale, a rich, organic shale that generally contains dry, pipeline-quality natural gas, and the Utica Shale, which lies several thousand feet below the Marcellus Shale, is much thicker than the Marcellus Shale and trends primarily towards wet natural gas in the central region and dry gas in the eastern region;

•	our Development Subsidiary’s and ARP’s Mississippi Lime and Hunton plays in northwestern Oklahoma, an oil and NGL-rich area; and
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

The following table presents the number of wells we and our subsidiaries drilled and the number of wells we and our subsidiaries turned in line, both gross and for our respective interests, during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Development Subsidiary:
Gross wells drilled	—	8
Our share of gross wells drilled	—	1
Gross wells turned in line	—	5
Net wells turned in line	—	1

	Three Months Ended March 31,
	2015	2014

Atlas Resource:
Gross wells drilled	5	29
Share of gross wells drilled(1)	3	19
Gross wells turned in line	21	31
Net wells turned in line(1)	7	19

(1)

Includes (i) ARP’s percentage interest in the wells in which it has a direct ownership interest and (ii) ARP’s percentage interest in the wells based on its percentage ownership in its Drilling Partnerships.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Production:(1)(2)
Atlas Resource:(3)
Appalachia:
Natural gas (MMcf)	2,900	3,703
Oil (000’s Bbls)	30	37
NGLs (000’s Bbls)	3	3
Total (MMcfe)	3,099	3,943
Coal-bed Methane:
Natural gas (MMcf)	11,113	9,753
Oil (000’s Bbls)	—	—
NGLs (000’s Bbls)	—	—
Total (MMcfe)	11,113	9,753
Barnett/Marble Falls:
Natural gas (MMcf)	4,466	5,211
Oil (000’s Bbls)	67	75
NGLs (000’s Bbls)	205	231
Total (MMcfe)	6,098	7,049
Rangely/Eagle Ford:
Natural gas (MMcf)	45	—
Oil (000’s Bbls)	352	—
NGLs (000’s Bbls)	32	—
Total (MMcfe)	2,350	—
Mississippi Lime/Hunton:
Natural gas (MMcf)	682	529
Oil (000’s Bbls)	46	27
NGLs (000’s Bbls)	55	44
Total (MMcfe)	1,292	953
Other operating areas:
Natural gas (MMcf)	296	306
Oil (000’s Bbls)	2	2
NGLs (000’s Bbls)	18	30
Total (MMcfe)	420	499
Total Atlas Resource:
Natural gas (MMcf)	19,502	19,502
Oil (000’s Bbls)	498	141
NGLs (000’s Bbls)	314	308
Total (MMcfe)	24,373	22,196
Atlas Energy Group:
Natural gas (MMcf)	959	1,013
Oil (000’s Bbls)	—	—
NGLs (000’s Bbls)	—	—
Total (MMcfe)	959	1,013
Development Subsidiary:
Natural gas (MMcf)	66	23
Oil (000’s Bbls)	44	5
NGLs (000’s Bbls)	9	3
Total (MMcfe)	384	67

	Three Months Ended March 31,
	2015	2014
Total production:
Natural gas (MMcf)	20,526	20,537
Oil (000’s Bbls)	542	146
NGLs (000’s Bbls)	323	311
Total (MMcfe)	25,716	23,276
Production per day:(1)(2)
Atlas Resource:(3)
Appalachia:
Natural gas (Mcfd)	32,219	41,146
Oil (Bpd)	334	415
NGLs (Bpd)	35	29
Total (Mcfed)	34,436	43,810
Coal-bed Methane:
Natural gas (Mcfd)	123,481	108,368
Oil (Bpd)	—	—
NGLs (Bpd)	—	—
Total (Mcfed)	123,481	108,368
Barnett/Marble Falls:
Natural gas (Mcfd)	49,617	57,898
Oil (Bpd)	749	834
NGLs (Bpd)	2,274	2,570
Total (Mcfed)	67,755	78,319
Rangely/Eagle Ford:
Natural gas (Mcfd)	500	—
Oil (Bpd)	3,911	—
NGLs (Bpd)	359	—
Total (Mcfed)	26,115	—
Mississippi Lime/Hunton:
Natural gas (Mcfd)	7,579	5,873
Oil (Bpd)	514	301
NGLs (Bpd)	615	485
Total (Mcfed)	14,357	10,587
Other operating areas:
Natural gas (Mcfd)	3,291	3,402
Oil (Bpd)	25	19
NGLs (Bpd)	204	338
Total (Mcfed)	4,668	5,544
Total Atlas Resource:
Natural gas (Mcfd)	216,687	216,688
Oil (Bpd)	5,533	1,568
NGLs (Bpd)	3,488	3,422
Total (Mcfed)	270,811	246,628
Atlas Energy Group:
Natural gas (Mcfd)	10,652	11,251
Oil (Bpd)	—	—
NGLs (Bpd)	—	—
Total (Mcfed)	10,652	11,251
Development Subsidiary:
Natural gas (Mcfd)	728	252
Oil (Bpd)	490	50
NGLs (Bpd)	100	31

	Three Months Ended March 31,
	2015	2014
Total (Mcfed)	4,268	741
Total production per day:
Natural gas (Mcfd)	228,068	228,191
Oil (Bpd)	6,023	1,618
NGLs (Bpd)	3,588	3,453
Total (Mcfed)	285,731	258,619

(1)

Production quantities consist of the sum of (i) the proportionate share of production from wells in which we and our subsidiaries have a direct interest, based on the proportionate net revenue interest in such wells, and (ii) ARP’s proportionate share of production from wells owned by the Drilling Partnerships in which it has an interest, based on ARP’s equity interest in each such Drilling Partnership and based on each Drilling Partnership’s proportionate net revenue interest in these wells.

(2)

“MMcf” represents million cubic feet; “MMcfe” represent million cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day. Barrels are converted to Mcfe using the ratio of approximately 6 Mcf to one barrel.

(3)

Appalachia includes ARP’s production located in Pennsylvania, Ohio, New York and West Virginia (excluding the Cedar Bluff area); Coal-bed methane includes ARP’s production located in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the County Line area of Wyoming; Rangely/Eagle Ford includes ARP’s 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado and our Development Subsidiary’s and ARP’s production located in southern Texas; Other operating areas include ARP’s production located in the Chattanooga, New Albany and Niobrara Shales.

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas and oil. The following table presents production revenues and average sales prices for our direct interest, our Development Subsidiary, and ARP’s natural gas, oil, and NGLs production for the three months ended March 31, 2015 and 2014, along with average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Three Months Ended March 31,
	2015	2014
Production revenues (in thousands):
Atlas Energy Group:
Natural gas revenue	$3,277	$4,012
Oil revenue	—	—
NGLs revenue	—	—
Total revenues	$3,277	$4,012
Development Subsidiary:
Natural gas revenue	$177	$111
Oil revenue	2,015	375
NGLs revenue	119	82
Total revenues	$2,311	$568
Atlas Resource:
Natural gas revenue	$63,264	$74,190
Oil revenue	32,385	12,283
NGLs revenue	5,323	9,772
Total revenues	$100,972	$96,245
Total production revenues:
Natural gas revenue	$66,718	$78,313
Oil revenue	34,400	12,658
NGLs revenue	5,442	9,854
Total revenues	$106,560	$100,825

	Three Months Ended March 31,
	2015	2014
Average sales price:
Atlas Energy Group:
Natural gas (per Mcf):(1)
Total realized price, after hedge	$3.42	$3.96
Total realized price, before hedge	$2.63	$4.48
Oil (per Bbl):(1)
Total realized price, after hedge	$—	$—
Total realized price, before hedge	$—	$—
NGLs (per Bbl):(1)
Total realized price, after hedge	$—	$—
Total realized price, before hedge	$—	$—
Development Subsidiary:
Natural gas (per Mcf):(1)
Total realized price, after hedge	$2.70	$4.90
Total realized price, before hedge	$2.70	$4.90
Oil (per Bbl):(1)
Total realized price, after hedge	$45.68	$82.71
Total realized price, before hedge	$45.68	$82.71
NGLs (per Bbl):(1)
Total realized price, after hedge	$13.25	$29.28
Total realized price, before hedge	$13.25	$29.28
Atlas Resource:
Natural gas (per Mcf):(1)
Total realized price, after hedge(2)(3)	$3.59	$4.07
Total realized price, before hedge(2)	$2.53	$4.68
Oil (per Bbl):(1)
Total realized price, after hedge(3)	$80.81	$87.04
Total realized price, before hedge	$43.46	$93.18
NGLs (per Bbl):(1)
Total realized price, after hedge(3)	$22.49	$31.73
Total realized price, before hedge	$14.10	$35.65

Production costs (per Mcfe):(1)
Arkoma:
Lease operating expenses	$0.86	$0.90
Production taxes	0.14	0.28
Transportation and compression	0.33	0.54
	$1.33	$1.71
Development Subsidiary:
Lease operating expenses	$0.94	$3.06
Production taxes	0.31	0.44
Transportation and compression	0.03	—
	$1.28	$3.50
Atlas Resource:
Lease operating expenses(4)	$1.37	$1.17
Production taxes	0.24	0.27
Transportation and compression	0.22	0.29
	$1.84	$1.73
Total production costs:
Lease operating expenses(4)	$1.35	$1.16
Production taxes	0.24	0.27
Transportation and compression	0.22	0.30
	$1.81	$1.74

(1)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(2)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three months ended March 31, 2015 and 2014. Including the effect of this subordination, ARP’s average realized gas sales price was $3.53 per Mcf ($2.48 per Mcf before the effects of financial hedging) and $3.80 per Mcf ($4.42 per Mcf before the effects of financial hedging) for three months ended March 31, 2015 and 2014, respectively.

(3)

Includes the impact of cash settlements on commodity derivative contracts not previously included within accumulated other comprehensive income following our decision to de-designate hedges beginning on January 1, 2015, consisting of $5.6 million associated with natural gas derivative contracts, $7.9 million associated with crude oil derivative contracts, and $1.7 million associated with natural gas liquids derivative contracts for the three months ended March 31, 2015 (see “Item 1. Financial Statements – Note 8”).

(4)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for the three months ended March 31, 2015 and 2014. Including the effects of these costs, ARP’s total lease operating expenses per Mcfe were $1.35 per Mcfe ($1.81 per Mcfe for total production costs) and $1.10 per Mcfe ($1.66 per Mcfe for total production costs) for the three months ended March 31, 2015 and 2014, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.32 per Mcfe ($1.79 per Mcfe for total production costs) and $1.09 per Mcfe ($1.67 per Mcfe for total production costs) for the three months ended March 31, 2015 and 2014, respectively.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. Total production revenues were $106.6 million for the three months ended March 31, 2015, an increase of $5.8 million from $100.8 million for the three months ended March 31, 2014. This increase consisted of a $27.3 million increase attributable to ARP’s newly acquired Rangely/Eagle Ford assets, a $1.8 million increase attributable to our Development Subsidiary’s newly acquired Eagle Ford assets, and a $1.2 million increase attributable to our and ARP’s coal-bed methane assets, partially offset by a $13.4 million decrease attributable to our Development Subsidiary’s and ARP’s Barnett Shale/Marble Falls operations, a $7.6 million decrease attributable to ARP’s Appalachia assets, a $2.5 million decrease attributable to our Development Subsidiary’s and ARP’s Mississippi Lime/Hunton assets, and a $1.0 million decrease associated with ARP’s other operating areas.

Total production costs were $46.0 million for the three months ended March 31, 2015, an increase of $7.2 million from $38.8 million for the three months ended March 31, 2014. This increase primarily consisted of an $8.9 million increase attributable to ARP’s newly acquired Rangely/Eagle Ford assets, a $1.4 million increase attributable to production costs associated with our and ARP’s coal-bed methane assets, a $1.1 million decrease in the credit received against ARP’s lease operating expenses pertaining to the subordination of its revenue within its Drilling Partnerships, a $0.3 million increase attributable to our Development Subsidiary’s and ARP’s Mississippi Lime/Hunton assets, and a $0.2 million increase attributable to our Developmental Subsidiary’s Eagle Ford assets, partially offset by a $2.9 million decrease attributable to our Development Subsidiary’s and ARP’s Barnett Shale/Marble Falls assets, and a $1.7 million decrease attributable to ARP’s Appalachia operations. Total production costs per Mcfe increased to $1.81 per Mcfe for the three months ended March 31, 2015 from $1.74 per Mcfe for the comparable prior year period primarily as a result of the increases in ARP’s oil and natural gas liquids production, partially offset by lower operating costs in ARP’s legacy regions.

Well Construction and Completion

Drilling Program Results. At March 31, 2015, our well construction and completion revenues and expenses consisted solely of ARP’s activities. The number of wells ARP drills will vary within ARP’s partnership management segment depending on the amount of capital it raises through its Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table presents the amounts of Drilling Partnership investor capital raised and deployed (in thousands), as well as the number of gross and net development wells ARP drilled for its Drilling Partnerships during the three months ended March 31, 2015 and 2014. There were no exploratory wells drilled during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Drilling partnership investor capital:
Raised	$—	$—
Deployed	$23,655	$49,377
Gross partnership wells drilled:
Barnett/Marble Falls	2	23
Mississippi Lime/Hunton	2	3
Total	4	26
Net partnership wells drilled:
Barnett/Marble Falls	2	11
Mississippi Lime/Hunton	1	3
Total	3	14

Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships ARP sponsors. The following table sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Average construction and completion:
Revenue per well	$2,290	$3,188
Cost per well	1,991	2,772
Gross profit per well	$299	$416
Gross profit margin	$3,085	$6,441
Partnership net wells associated with revenue recognized(1):
Appalachia:
Marcellus Shale	—	—
Utica	1	1
Ohio	—	—
Barnett/Marble Falls	5	11
Mississippi Lime/Hunton	4	3
Total	10	15

(1)	Consists of ARP’s Drilling Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. Well construction and completion segment margin was $3.1 million for the three months ended March 31, 2015, a decrease of $3.3 million from $6.4 million for the three months ended March 31, 2014. This decrease consisted of a $2.1 million decrease related to fewer wells recognized for revenue within ARP’s Drilling Partnerships, and a $1.2 million decrease associated with ARP’s lower gross profit margin per well. Average revenue and cost per well decreased between periods due primarily to lower capital deployed for Utica Shale wells within ARP’s Drilling Partnerships during the three months ended March 31, 2015 compared with the prior year period. As ARP’s drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in its average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells ARP drills.

At March 31, 2015, our combined consolidated balance sheet includes $17.0 million of “liabilities associated with drilling contracts” for funds raised by ARP’s Drilling Partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our combined consolidated statements of operations. ARP expects to recognize this amount as revenue during the remainder of 2015.

Administration and Oversight

At March 31, 2015, our administration and oversight revenues and expenses consist solely of ARP’s activities. Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s Drilling Partnerships. Typically, ARP receives a lower administration and oversight fee related to shallow, vertical wells it drills within the Drilling Partnerships, such as those in the Marble Falls and Niobrara Shale, as compared to deep, horizontal wells, such as those drilled in the Marcellus Shale and the Utica Shales.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. Administration and oversight fee revenues were $1.3 million for the three months ended March 31, 2015, a decrease of $0.4 million from $1.7 million for the three months ended March 31, 2014. This decrease was due to a decrease in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls play.

Well Services

At March 31, 2015, our well services revenues and expenses consisted solely of ARP’s activities. Well services revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs, including work performed for ARP’s Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which ARP serves as operator.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. Well services revenues were $6.6 million for the three months ended March 31, 2015, an increase of $1.1 million from $5.5 million for the three months ended March 31, 2014. Well services expenses were $2.2 million for the three months ended March 31, 2015, a decrease of $0.3 million from $2.5 million for the three months ended March 31, 2014. The increase in well services revenue is primarily related to the increased utilization of ARP’s salt water gathering and disposal systems within the Mississippi Lime and Marble Falls plays by ARP’s Drilling Partnership wells. The decrease in well services expense is primarily related to lower labor costs.

Gathering and Processing

At March 31, 2015, our gathering and processing margin consisted solely of ARP’s activities. Gathering and processing revenues and expenses include gathering fees ARP charges to its Drilling Partnership wells and the related expenses and gross margin for ARP’s processing plants in the New Albany Shale and the Chattanooga Shale. Generally, ARP charges a gathering fee to its Drilling Partnership wells equivalent to the fees it remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of its gathering expenses, specifically those in the Appalachian Basin, will generally exceed the revenues collected from the Drilling Partnerships by approximately 3%.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. Our net gathering and processing expense for the three months ended March 31, 2015 was net expense of $0.2 million, an unfavorable movement of $0.3 million compared with net income of $0.1 million for the three months ended March 31, 2014. This unfavorable movement was principally due to lower gathering fees from ARP’s Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing ARP’s gathering pipeline, in comparison with the prior year period.

Gain on Mark-to-Market Derivatives

On January 1, 2015, we and ARP discontinued hedge accounting for our qualified commodity derivatives.  As such, subsequent changes in fair value of these derivatives are recognized immediately within gain on mark-to-market derivatives on our combined consolidated statements of operations.  The fair values of these commodity derivative instruments at December 31, 2014, which were recognized in accumulated other comprehensive income within unitholders’ equity on our combined consolidated balance sheet, will be reclassified to our combined consolidated statements of operations in the future at the time the originally hedged physical transactions settle.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. We recognized a gain on mark-to-market derivatives of $105.6 million for the three months ended March 31, 2015. This gain was due primarily to mark-to-market gains in the current quarter primarily related to the change in natural gas and oil prices during the period. There were no gains or losses on mark-to-market derivatives during the three months ended March 31, 2014.

Other, Net

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. Other, net for the three months ended March 31, 2015 was loss of $0.1 million as compared with income of $0.3 million for the comparable prior year period. This $0.4 million unfavorable movement was primarily due to a $0.3 million decrease in income from our equity investment in Lightfoot.

Other Costs and Expenses

General and Administrative Expenses

The following table presents our and our subsidiaries’ general and administrative expenses for each of the respective periods (in thousands):

	Three Months Ended March 31,
	2015	2014
General and Administrative expenses:
Atlas Energy Group	$20,219	$3,321
Development Subsidiary	4,578	1,615
Atlas Resource Partners	17,131	16,455
Total	$41,928	$21,391

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. Total general and administrative expenses increased to $41.9 million for the three months ended March 31, 2015 from $21.4 million for the three months ended March 31, 2014. Our $20.2 million of general and administrative expenses for the three months ended March 31, 2015 represents a $16.9 million increase from the comparable prior year period, due to a $17.1 million increase in non-recurring transaction costs due to our spin-off from Atlas Energy, partially offset by a $0.2 million decrease in salaries, wages and other corporate activities. Our Development Subsidiary’s $4.6 million of general and administrative expenses for the three months ended March 31, 2015 represents a $3.0 million increase from the comparable prior year period related to an increase in salaries, wages, and other corporate activities due to the growth of its business. ARP’s $17.1 million of general and administrative expenses for the three months ended March 31, 2015 represents a $0.7 million increase from the comparable prior year period, which was primarily due to a $1.0 million increase in non-cash compensation expense, partially offset by a $0.2 million decrease in non-recurring transaction costs related to the acquisitions of assets in the current and prior year periods and a $0.2 million decrease in salaries, wages and benefits and other corporate activities during the current year period in comparison with the prior year period.

Depreciation, Depletion and Amortization

The following table presents our and our subsidiaries’ depreciation, depletion and amortization expense for each of the respective periods (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Depreciation, depletion and amortization:
Atlas Energy Group	$1,125	$1,582
Development Subsidiary	1,465	220
Atlas Resource Partners	41,866	50,237
Total	$44,456	$52,039

Total depreciation, depletion and amortization decreased to $44.5 million for the three months ended March 31, 2015 compared with $52.0 million for the comparable prior year period, which was primarily due to an $8.2 million decrease in depletion expense.

The following table presents our and our subsidiaries’ depletion expense per Mcfe for our, our Development Subsidiary’s and ARP’s operations for the respective periods (in thousands, except per Mcfe data):

	Three Months Ended March 31,
	2015	2014
Depletion expense:
Total	$41,582	$49,815
Depletion expense as a percentage of gas and oil production revenue	39%	49%
Depletion per Mcfe	$1.62	$2.14

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. Depletion expense was $41.6 million for the three months ended March 31, 2015, a decrease of $8.2 million compared with $49.8 million for the three months ended March 31, 2014. Depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 39% for the three months ended March 31, 2015 from 49% for the comparable prior year period. Depletion expense per Mcfe was $1.62 for the three months ended March 31, 2015, a decrease of $0.52 per Mcfe from $2.14 per Mcfe for the three months ended March 31, 2014.  Depletion expense and depletion expense per Mcfe decreased between periods principally as a result of the asset impairment recognized at December 31, 2014.

Loss on Asset Sales and Disposal

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. During the three months ended March 31, 2015 and 2014, losses on asset sales and disposal were approximately $11,000 and $1.6 million, respectively. The $1.6 million loss on asset sales and disposal for three months ended March 31, 2014 was primarily related to ARP’s sale of producing wells in its Niobrara Shale in connection with the settlement of a third party farm-out agreement.

Interest Expense

The following table presents our interest expense and that which was attributable to ARP for each of the respective periods:

	Three Months Ended March 31,
	2015	2014
Interest Expense:
Atlas Energy Group	$9,554	$2,789
Atlas Resource Partners	25,197	13,187
Total	$34,751	$15,976

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. Total interest expense increased to $34.8 million for the three months ended March 31, 2015, compared with $16.0 million for the three months ended March 31, 2014. This $18.8 million increase was due to our $6.8 million increase and a $12.0 million increase related to ARP. The $6.8 million increase in our interest expense was primarily related to the accelerated amortization of the deferred financing costs associated with the portion of Atlas Energy’s Term Loan Facility allocated to us. The $12.0 million increase in ARP’s interest expense consisted of a $4.3 million accelerated amortization charge related to ARP’s reduced credit facility borrowing base, a $3.7 million increase associated with interest expense on ARP’s Senior Notes, a $3.0 million increase associated with ARP’s Term Loan Facility, a $1.6 million increase associated with higher weighted-average outstanding borrowings under ARP’s revolving credit facility, and a $0.6 million increase associated with amortization of ARP’s deferred financing costs, partially offset by a $1.2 million decrease in interest that was capitalized on ARP’s ongoing capital projects. The increase associated with ARP’s Senior Notes is primarily due to the issuance of an additional $100.0 million of ARP’s 7.75% Senior Notes due 2021 in June 2014 and an additional $75.0 million of ARP’s 9.25% Senior Notes due 2021 in October 2014. The increase in interest expense for ARP’s Term Loan Facility related to ARP’s entry into the Term Loan Facility in February 2015.  Our Development Subsidiary had no interest expense for the three months ended March 31, 2015 and 2014.

(Income) Loss Attributable to Non-Controlling Interests

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014. Income attributable to non-controlling interests was $58.3 million for the three months ended March 31, 2015, compared with a loss of $10.3 million for the comparable prior year period. (Income) loss attributable to non-controlling interests includes an allocation of ARP’s and our Development Subsidiary’s net (income) loss to non-controlling interest holders. The increase in gain attributable to non-controlling interests between the three months ended March 31, 2015, and the prior year comparable period was primarily due to an increase in ARP’s net income between periods.

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

ARP relies on cash flow from operations and its credit facilities to execute its growth strategy and to meet its financial commitments and other short-term liquidity needs. ARP cannot be certain that additional capital will be available to the extent required and on acceptable terms.

We and our subsidiaries believe that we will have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, we and our subsidiaries are subject to business, operational and other risks that could adversely affect our cash flow. We and our subsidiaries may supplement our cash generation with proceeds from financing activities, including borrowings under our term loan credit facilities, ARP’s credit facilities and other borrowings, the issuance of additional limited partner units, the sale of assets and other transactions.

Cash Flows—Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Net cash used in operating activities of $49.2 million for the three months ended March 31, 2015 represented an unfavorable movement of $32.7 million from net cash used in operating activities of $16.5 million for the comparable prior year period. The $32.7 million unfavorable movement was derived principally from a $32.2 million unfavorable movement in net income, excluding non-cash items and a $1.5 million unfavorable movement in distributions paid to non-controlling interests, partially offset by a $1.0 million favorable movement in working capital. The non-cash charges which impacted net income primarily included a $105.6 million unfavorable movement in gain on mark-on-market derivatives, a $7.6 million unfavorable movement in depreciation, depletion and amortization expense and a $1.5 million unfavorable movement in loss on asset sales and disposal, partially offset by a $10.6 million favorable movement in amortization of deferred financing costs, a $0.6 million favorable movement in non-cash compensation expense and a $0.4 million favorable movement in equity income and distributions from unconsolidated companies. The movement in cash distributions to non-controlling interest holders was due principally to increases in cash distributions of the Development Subsidiary. The movement in working capital was due to a $62.1 million favorable movement in accounts receivable, prepaid expenses and other, primarily due to the timing of payments received between the comparable periods, partially offset by a $61.1 million unfavorable movement in accounts payable and accrued liabilities, primarily due to the timing of ARP’s capital programs.

Net cash used in investing activities of $87.2 million for the three months ended March 31, 2015 represented an unfavorable movement of $40.7 million from net cash used in investing activities of $46.5 million for the comparable prior year period. This unfavorable movement was principally due to a $32.7 million increase in net cash paid for ARP’s and the Development Subsidiary’s Eagle Ford Acquisition and an increase in capital expenditures of $8.0 million. See further discussion of capital expenditures under “Capital Requirements.”

Net cash provided by financing activities of $91.6 million for the three months ended March 31, 2015 represented a favorable movement of $28.7 million from net cash provided by financing activities of $62.9 million for the comparable prior year period. This favorable movement was principally due to an increase of $355.8 million for our and ARP’s borrowings under our and ARP’s term loans and ARP’s revolving credit facility and an increase of $40.0 million for our net proceeds from the issuance of our Series A Preferred Units, partially offset by an increase of $242.5 million in repayments of our term loan facility and ARP’s revolving credit facility, a decrease of $107.6 million in ARP’s and the Development Subsidiary’s equity offerings, an $11.8 million unfavorable movement in deferred financing costs, distribution equivalent rights and other, and a $5.2 million unfavorable movement in net distribution to owner. The gross amount of borrowings and repayments under the revolving credit facilities included within net cash provided by financing activities in the combined consolidated statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facilities, and payments, which generally occur throughout the period and increase borrowings under the revolving credit facilities for us and ARP, which is generally common practice for our business and industries.

ARP’s issuance of additional Class D Preferred Units as partial payment for the Eagle Ford Acquisition represented a non-cash transaction during the three months ended March 31, 2015.

Capital Requirements

At March 31, 2015, the capital requirements of our and our subsidiaries’ natural gas and oil production consist primarily of:

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

The following table summarizes consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Atlas Energy Group and Development Subsidiary
Maintenance capital expenditures	$300	$300
Expansion capital expenditures	9,643	4,222
Total	$9,943	$4,522
Atlas Resource Partners
Maintenance capital expenditures	$15,427	$10,800
Expansion capital expenditures	27,071	29,097
Total	$42,498	$39,897
Consolidated
Maintenance capital expenditures	$15,727	$11,100
Expansion capital expenditures	36,714	33,319
Total	$52,441	$44,419

Atlas Energy Group and Development Subsidiary. During the three months ended March 31, 2015, our Development Subsidiary’s $9.9 million of total capital expenditures consisted primarily of its wells drilled and leasehold acquisition costs.

Atlas Resource Partners. During the three months ended March 31, 2015, ARP’s $42.5 million of total capital expenditures consisted primarily of $12.3 million for wells drilled exclusively for ARP’s own account compared with $17.0 million for the comparable prior year period, $13.6 million of investments in its Drilling Partnerships compared with $11.3 million for the prior year comparable period, $2.4 million of leasehold acquisition costs compared with $4.0 million for the prior year comparable period and $14.2 million of corporate and other costs compared with $7.6 million for the prior year comparable period, which primarily related to a decrease in gathering and processing costs.

We and our subsidiaries continuously evaluate acquisitions of gas and oil assets. In order to make any acquisitions in the future, we and our subsidiaries believe we will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that we or our subsidiaries will be successful in our efforts to obtain outside capital.

As of March 31, 2015, we and our subsidiaries are committed to expending approximately $4.1 million on drilling and completion and other capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2015, our off-balance sheet arrangements were limited to ARP’s letters of credit outstanding of $4.3 million, and commitments to spend $4.1 million related to capital expenditures.

ARP has certain long-term unconditional purchase obligations and commitments, primarily throughput contracts (see “Contractual Revenue Arrangements”).

ARP is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. ARP has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and ARP may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by ARP to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of March 31, 2015, management believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

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

On January 29, 2014, the Board of Directors approved a modification to ARP’s cash distribution payment practice to a monthly cash distribution program. Monthly cash distributions are paid approximately 45 days following the end of each respective monthly period.

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

CREDIT FACILITIES

As of March 31, 2015, we had not guaranteed any of ARP’s debt obligations. As of March 31, 2015, our Development Subsidiary had no outstanding debt instruments or facilities.

Term Loan Credit Facilities

On February 27, 2015, we entered into a Credit Agreement with Deutsche Bank AG New York Branch, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for a Secured Senior Interim Term Loan Facility in an aggregate principal amount of $30.0 million and a Secured Senior Term Loan A Facility in an aggregate principal amount of approximately $97.8 million. The proceeds from the issuance of the Term Loan Facilities were used to fund a portion of our $150.0 million payment to Atlas Energy in connection with the repayment of Atlas Energy’s term loan.  At March 31, 2015, $104.4 million was outstanding under our Term Loan Facilities, net of $11.4 million of unamortized discount. The Interim Term Loan Facility matures on August 27, 2015 and the Term Loan A Facility matures on February 26, 2016. Our obligations under the Term Loan Facilities are secured on a first priority basis by security interests in substantially all of our assets and our material subsidiaries, including all equity interests directly held by us, New Atlas Holdings, LLC, or any other guarantor subsidiary, and all tangible and intangible property. Borrowings under the Term Loan Facilities bear interest, at our option, at either (i) LIBOR plus 7.5% (“Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, in each case plus 6.5% (an “ABR Loan”). Interest is generally payable at interest payment periods selected by us for Eurodollar Loans and quarterly for ABR Loans.

We have the right at any time to prepay any borrowings outstanding under the Term Loan Facilities, without premium or penalty, provided the Interim Term Loan Facility is repaid prior to the Term Loan A Facility. Through March 31, 2015, we prepaid $11.9 million of borrowings under the Interim Term Loan Facility.  Subject to certain exceptions, we may also be required to prepay all or a portion of the Term Loan Facilities in certain instances, including the following:

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

The Credit Agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. The Credit Agreement also requires that the Total Leverage Ratio (as defined in the Credit Agreement) not be greater than (i) as of the last day of any fiscal quarter prior to the full repayment of the Interim Term Loan Facility, 3.75 to 1.00, and (ii) as of the last day of any quarter thereafter, 3.50 to 1.00. We were in compliance with these covenants as of March 31, 2015.

ARP Revolving Credit Facility

On February 23, 2015, ARP entered into a Sixth Amendment to its Second Amended and Restated Credit Agreement dated July 31, 2013 with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “ARP Credit Agreement”).  Among other things, the Sixth Amendment:

•	reduces the borrowing base under the Credit Agreement from $900.0 million to $750.0 million;

•	permits the incurrence of second lien debt in an aggregate principal amount up to $300.0 million;

•	rescheduled the March 31, 2015 borrowing base redetermination for July 1, 2015;

•	if the borrowing base utilization (as defined in the ARP Credit Agreement) is less than 90%, increases the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels,

•

following the next scheduled redetermination of the borrowing base, upon the issuance of senior notes or the incurrence of second lien debt, reduces the borrowing base by 25% of the stated amount of such senior notes or additional second lien debt; and

•

revises the maximum ratio of Total Funded Debt to EBITDA to be (i) 5.25 to 1.0 as of the last day of the quarters ended on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ended on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ended on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter.

ARP’s borrowing base is scheduled for semi-annual redeterminations on May 1 and November 1 of each year. At March 31, 2015, $559.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.3 million was outstanding at March 31, 2015. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any non-guarantor subsidiaries of ARP are minor. Borrowings under the credit facility bear interest, at ARP’s election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on the Company’s combined consolidated statements of operations.

The ARP Credit Agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of March 31, 2015. The ARP Credit Agreement also requires the Company to maintain a ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than (i) 5.25 to 1.0 as of the last day of the quarters ended on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ended on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ended on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter, and a ratio of current assets (as defined in the ARP Credit Agreement) to current liabilities (as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. ARP was in compliance with these covenants as of March 31, 2015.

ARP Term Loan Facility

On February 23, 2015, ARP entered into a Second Lien Credit Agreement with certain lenders and Wilmington Trust, National Association, as administrative agent. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “ARP Term Loan Facility”), and is presented net of $7.3 million of unamortized discount at March 31, 2015.  The ARP Term Loan Facility matures on February 23, 2020.

ARP has the option to prepay the ARP Term Loan Facility at any time, and is required to offer to prepay the ARP Term Loan Facility with 100% of the net cash proceeds from the issuance or incurrence of any debt and 100% of the excess net cash proceeds from certain asset sales and condemnation recoveries. ARP is also required to offer to prepay the ARP Term Loan Facility upon the occurrence of a change of control. All prepayments are subject to the following premiums, plus accrued and unpaid interest:

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

ARP’s obligations under the ARP Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries (the “Loan Parties”) that guarantee ARP’s existing first lien revolving credit facility. In addition, the obligations under the ARP Term Loan Facility are guaranteed by ARP’s material restricted subsidiaries.  Borrowings under the ARP Term Loan Facility bear interest, at ARP’s option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 8.0% (an “ABR Loan”).  Interest is generally payable at the applicable maturity date for Eurodollar loans and quarterly for ABR loans.

The Second Lien Credit Agreement contains customary covenants that limit ARP’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities.  In addition, the Second Lien Credit Agreement contains covenants substantially similar to those in ARP’s existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. ARP was in compliance with these covenants as of March 31, 2015.

Under the Second Lien Credit Agreement, ARP may elect to add one or more incremental term loan tranches to the ARP Term Loan Facility so long as the aggregate outstanding principal amount of the ARP Term Loan Facility plus the principal amount of any incremental term loan does not exceed $300.0 million and certain other conditions are adhered to.  Any such incremental term loans may not mature on a date earlier than February 23, 2020.

ATLAS RESOURCE SECURED HEDGE FACILITY

At March 31, 2015, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantees their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets.

In addition, it will be an event of default under ARP’s revolving credit facility if ARP, as general partner of the Drilling Partnerships, breaches an obligation governed by the secured hedge facility and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

ATLAS RESOURCE SENIOR NOTES

At March 31, 2015, ARP had $374.6 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”). The 7.75% ARP Senior Notes were presented net of a $0.4 million unamortized discount as of March 31, 2015. ARP issued $275.0 million of its 7.75% ARP Senior Notes in a private placement transaction at par on January 23, 2013. Interest is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, ARP may redeem the 7.75% ARP Senior Notes for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest.  On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.  Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 7.75% ARP Senior Notes.

At March 31, 2015, ARP had $324.0 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The 9.25% ARP Senior Notes were presented net of a $1.0 million unamortized discount as of March 31, 2015. Interest on the 9.25% Senior Notes is payable semi-annually on February 15 and August 15. At any time prior to August 15, 2017, ARP may redeem the 9.25% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of its 9.25% ARP Senior Notes at the redemption price of 102.313%, and on or after August 15, 2019, ARP may redeem some or all of its 9.25% ARP Senior Notes at the redemption price of 100.0%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase its 9.25% ARP Senior Notes.

In connection with the issuance of the $75.0 million of 9.25% ARP Senior Notes on October 14, 2014, ARP entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by July 11, 2015.  On April 6, 2015, the registration statement relating to the exchange offer for the 9.25% ARP Senior Notes was declared effective, and the exchange offer was subsequently launched on April 15, 2014.

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

The indentures governing the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes contain covenants, including limitations on ARP’s ability to incur certain liens; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of March 31, 2015.

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

On February 27, 2015, we issued and sold an aggregate of 1.6 million of our newly created Series A Preferred Units, with a liquidation preference of $25.00 per unit, at a purchase price of $25.00 per unit to certain members of our management, two management members of the Board, and outside investors.  Holders of the Series A Preferred Units are entitled to monthly distributions of cash at a rate equal to the greater of (i) 10% of the liquidation preference per annum, increasing to 12% per annum, 14% per annum and 16% per annum on the first, second and third anniversaries of the private placement, respectively or (ii) the monthly equivalent of any cash distribution declared by us to holders of our common units, as well as Series A Preferred Units at a rate equal to 2% of the liquidation preference per annum.  All or a portion of the Series A Preferred Units will be convertible into our units at the option of the holder at any time following the later of (i) the one year anniversary of the distribution and (ii) receipt of unitholder approval. The conversion price will be equal to the greater of (i) $8.00 per our common unit; and (ii) the lower of (a) 110.0% of the volume weighted average price for our common units on the NYSE over the 30 trading days following the distribution date; and (b) $16.00 per our common unit. We sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(2) of the Securities Act. The Series A Preferred Units resulted in proceeds of $40.0 million, which we used to fund a portion of the $150.0 million payment by us to Atlas Energy related to the repayment of Atlas Energy’s term loan. The Series A purchase agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities.

Atlas Resource Equity Offerings

In October 2014, in connection with the Eagle Ford Acquisition, ARP issued 3,200,000 ARP Class D Preferred Units at a public offering price of $25.00 ARP Class D Preferred Units, yielding net proceeds of approximately $77.3 million from the offering, after deducting underwriting discounts and estimated offering expenses. ARP used the net proceeds from the offering to fund a portion of the Eagle Ford Acquisition. On March 31, 2015, to partially pay its portion of the quarterly installment related to the Eagle Ford Acquisition, ARP issued an additional 800,000 Class D ARP Preferred Units directly to the seller at a value of $25.00 per unit. On January 15, 2015, ARP paid an initial quarterly distribution of $0.616927 per ARP Class D Preferred Unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015. ARP will pay future cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

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

In August 2014, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the Agents. Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between ARP and such Agent. During the three months ended March 31, 2015, ARP issued 420,586 common limited partner units under the equity distribution program for net proceeds of $3.3 million, net of $0.1 in commissions paid.

In May 2014, in connection with the Rangely Acquisition, ARP issued 15,525,000 of its common limited partner units (including 2,025,000 units pursuant to an over-allotment option) in a public offering at a price of $19.90 per unit, yielding net proceeds of approximately $297.3 million.

In March 2014, in connection with the GeoMet Acquisition, ARP issued 6,325,000 of its common limited partner units (including 825,000 units pursuant to an over-allotment option) in a public offering at a price of $21.18 per unit, yielding net proceeds of approximately $129.0 million.

For the three months ended March 31, 2015 and year ended December 31, 2014, in connection with the issuance of ARP’s common units, we recorded losses of $0.2 million and gains of $40.5 million, respectively, within equity and a corresponding decrease in non-controlling interests on our combined consolidated balance sheets and combined consolidated statements of unitholders’ equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point in time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. A discussion of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements was included in our Annual Report on Form 10-K for the year ended December 31, 2014, and we summarize our significant accounting policies within our consolidated financial statements included in Note 2 under “Item 1: Financial Statements” included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

There were no impairments of proved or unproved gas and oil properties recorded for the three months ended March 31, 2015 and 2014. During the year ended December 31, 2014, we recognized $562.6 million of asset impairments related to oil and gas properties primarily for ARP’s Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014. These impairments related to the carrying amount of these gas and oil properties being in excess of our and our subsidiaries’ estimates of their fair values at December 31, 2014, and ARP’s intention not to drill on certain expiring unproved acreage. The estimates of fair values of these gas and oil properties were impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing our services or for our products; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are discussed under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Goodwill and Intangibles with Infinite Lives. Goodwill and intangibles with infinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized if the carrying value of an entity’s reporting units exceeds its estimated fair value.

There were no goodwill impairments recognized by ARP during the three months ended March 31, 2015 and 2014. During the year ended December 31, 2014, ARP recorded an $18.1 million goodwill non-cash impairment loss within asset impairment on our combined consolidated statement of operations related to an impairment of goodwill in its gas and oil production reporting unit due to a decline in overall commodity prices.

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

During the year ended December 31, 2014, our subsidiaries completed several acquisitions of oil and gas properties and related assets. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under our subsidiaries’ existing methodology for recognizing an estimated liability for the plugging and abandonment of their gas and oil wells (see “Item 1: Financial Statements—Note 6”). These inputs require significant judgments and estimates by our subsidiaries’ management at the time of the valuation and are subject to change.

Reserve Estimates

Estimates of proved natural gas, oil and natural gas liquids reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas, oil and natural gas liquids prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. As discussed in “Item 2: Properties” of our Annual Report on Form 10-K for the year ended December 31, 2014, we and our subsidiaries engaged independent third-party reserve engineers, to prepare reports of our and ARP’s proved reserves.

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

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We and our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2015. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

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

Interest Rate Risk. As of March 31, 2015, we had $104.4 million of outstanding borrowings under our Term Facility and ARP had $559.0 million of outstanding borrowings under its revolving credit facility and $242.7 million of outstanding borrowings under its term loan facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending March 31, 2015 by $9.1 million, excluding the effect of non-controlling interests.

Commodity Price Risk. Our and our subsidiaries’ market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our and our subsidiaries’ financial results. To limit the exposure to changing commodity prices, we and ARP use financial derivative instruments, including financial swap and option instruments, to hedge portions of future production. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under these swap agreements, we and ARP receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Option instruments are contractual agreements that grant the right, but not the obligation, to purchase or sell commodities at a fixed price for the relevant period.

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending March 31, 2016 of approximately $3.5 million, net of non-controlling interests.

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

As of March 31, 2015, we had the following commodity derivatives:

Natural Gas—Fixed Price Swaps

Production Period Ending March 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2015	570,000	$4.302

(1)	“MMBtu” represents million British Thermal Units.

As of March 31, 2015, ARP had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2015	40,053,400	$4.210
2016	53,546,300	$4.229
2017	49,920,000	$4.219
2018	40,800,000	$4.170
2019	15,960,000	$4.017

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2015	Puts purchased	2,520,000	$4.210
2015	Calls sold	2,520,000	$5.090

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2015	Puts purchased	1,080,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2015	3,600,000	$(0.090)

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	3,780,000	$1.956

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	6,048,000	$1.016

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	1,134,000	$1.248

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	1,134,000	$1.263

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016	84,000	$85.651
2017	60,000	$83.780

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2015	1,444,500	$87.585
2016	1,425,000	$83.496
2017	1,140,000	$77.285
2018	1,080,000	$76.281
2019	540,000	$68.371

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2015	Puts purchased	19,500	$83,846
2015	Calls sold	19,500	$110,654

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

In November 2014, we acquired certain assets in the Eagle Ford Shale, which have been fully integrated into our existing control environment during the three months ended March 31, 2015. Other than the previously mentioned item, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6:	EXHIBITS

Exhibit Number	Exhibit Description

1.1	Underwriting Agreement dated April 7, 2015 by and among Atlas Resource Partners, L.P. and the underwriters named therein(33)
2.1	Separation and Distribution Agreement by and among Atlas Energy, L.P., Atlas Energy GP LLC and Atlas Energy Group, LLC(28)

2.2	Employee Matters Agreement by and among Atlas Energy, L.P., Atlas Energy GP LLC and Atlas Energy Group, LLC(28)

3.1(a)	Certificate of Formation of Atlas Resource Partners GP, LLC(1)

3.1(b)	Amendment to Certificate of Formation of Atlas Resource Partners GP, LLC(2)

3.2(a)	Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC(3)

3.2(b)	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC, dated as of November 3, 2014(2)

3.3(a)	Third Amended and Restated Limited Liability Company Agreement of Atlas Energy Group, LLC, dated as of February 27, 2015(28)

3.3(b)	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Atlas Energy Group, LLC, dated as of February 27, 2015(28)

10.1(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(4)

10.1(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of July 25, 2012(5)

10.1(c)	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of July 31, 2013(6)

10.1(d)	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of October 2, 2014(7)

10.1(e)	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of November 3, 2014(2)

10.1(f)	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of February 27, 2015 (29)

10.1(g)	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of April 14, 2015 (31)
10.2

Atlas Resource Partners, L.P. Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class B Preferred Units, dated as of June 25, 2012(5)

10.3

Atlas Resource Partners, L.P. Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class C Convertible Preferred Units, dated as of July 31, 2013(6)

10.4

Atlas Resource Partners, L.P. Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class D Preferred Units, dated as of October 2, 2014(7)

10.5

Atlas Resource Partners, L.P. Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and Qualifications, Limitations and Restrictions thereof of Class E Preferred Units, dated as of April 14, 2015(31)

10.6	Atlas Energy Group, LLC 2015 Long-Term Incentive Plan(28)

10.7	Form of Phantom Unit Grant under Atlas Energy Group, LLC 2015 Long-Term Incentive Plan(14)

10.8	Form of Phantom Unit Grant Agreement for Non-Employee Directors under Atlas Energy Group, LLC 2015 Long-Term Incentive Plan(14)

10.9	Form of Option Grant Agreement under Atlas Energy Group, LLC 2015 Long-Term Incentive Plan(14)

10.10	Atlas Energy Group, LLC Annual Incentive Plan for Senior Executives(28)

10.11(a)	Second Amended and Restated Credit Agreement dated July 31, 2013 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(6)

10.11(b)

First Amendment to Second Amended and Restated Credit Agreement dated December 6, 2013 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(9)

10.11(c)

Third Amendment to Second Amended and Restated Credit Agreement dated June 30, 2014 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(10)

10.11(d)

Fourth Amendment to Second Amended and Restated Credit Agreement dated September 24, 2014 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(11)

10.11(e)

Fifth Amendment to Second Amended and Restated Credit Agreement dated November 24, 2014 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(12)

10.11(f)

Sixth Amendment to Second Amended and Restated Credit Agreement dated February 23, 2015 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(30)

10.12

Secured Hedge Facility Agreement dated as of March 5, 2012 among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(13)

10.13	Atlas Resource Partners, L.P. 2012 Long-Term Incentive Plan(3)

10.14	Warrant to Purchase Atlas Resource Partners, L.P. Common Units(6)

10.15	Class C Preferred Unit Purchase Agreement, dated as of June 9, 2013, between Atlas Resource Partners, L.P. and Atlas Energy, L.P.(19)

10.16(a)	Indenture dated as of July 30, 2013, by and between Atlas Resource Escrow Corporation and Wells Fargo Bank, National Association(20)

10.16(b)

Supplemental Indenture dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(20)

10.16(c)

Second Supplemental Indenture dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(22)

10.17(a)

Indenture dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association(18)

10.17(b)

Supplemental Indenture dated as of June 2, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the subsidiary guarantors named therein and U.S. Bank, National Association(21)

10.18

Registration Rights Agreement dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Deutsche Bank Securities, Inc., for itself and on behalf of the Initial Purchasers(20)

10.19

Registration Rights Agreement dated as of June 2, 2014, by and among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Securities, LLC and Deutsche Bank Securities, Inc.(21)

10.20	Registration Rights Agreement dated as of July 31, 2013 by and among Atlas Energy, L.P. and Atlas Resource Partners(6)

10.21

Amended and Restated Registration Rights Agreement, dated as of July 31, 2013, between Atlas Resource Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Amended and Restated Credit Agreement dated July 31, 2013 by and among Atlas Energy, L.P. and the lenders named therein(29)

10.22

Registration Rights Agreement dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Securities, LLC(23)

10.23

Purchase and Sale Agreement, dated as of May 6, 2014, by and among Merit Management Partners I, L.P., Merit Energy Partners III, L.P., Merit Energy Company, LLC, ARP Rangely Production, LLC and Atlas Resource Partners, L.P., as Guarantor. The exhibits and schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted exhibits and schedules will be furnished to the U.S. Securities and Exchange Commission upon request.(24)

10.24

Purchase and Sale Agreement, dated as of September 24, 2014, by and among Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted exhibits and schedules will be furnished to the U.S. Securities and Exchange Commission upon request.(11)

10.25

First Amendment to Purchase and Sale Agreement dated October 27, 2014, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. (27)

10.26

Second Amendment to Purchase and Sale Agreement dated March 31, 2015, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. (32)

10.27	Registration Rights Agreement dated March 31, 2015, by and between Cinco Resources, Inc. and Atlas Resource Partners, L.P. (32)
10.28

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

10.29	Distribution Agreement dated as of August 29, 2014, between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several agents.(25)

10.30	Second Lien Credit Agreement dated as of February 23, 2015, among Atlas Resource Partners, L.P., the lenders party thereto and Wilmington Trust, National Association, as administrative agent. (30)

10.31	Credit Agreement dated as of February 27, 2015 among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto. (28)

10.32	Series A Preferred Unit Purchase Agreement by and among Atlas Energy Group, LLC and the purchasers signatory thereto. (28)

10.33	Registration Rights Agreement by and among Atlas Energy Group, LLC and the purchasers signatory thereto. (28)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(34)

101.SCH	XBRL Schema Document(34)

101.CAL	XBRL Calculation Linkbase Document(34)

101.LAB	XBRL Label Linkbase Document(34)

101.PRE	XBRL Presentation Linkbase Document(34)

101.DEF	XBRL Definition Linkbase Document(34)

(1)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s Registration Statement on Form 10, as amended (File No. 1-35317).
(2)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 5, 2014.
(3)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(4)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(5)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(6)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 6, 2013.
(7)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s registration statement on Form 8-A filed on October 2, 2014.
(8)	Previously filed as an exhibit to Atlas Energy, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(9)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s annual report on Form 10-K for the year ended December 31, 2013.
(10)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 2, 2014.
(11)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on September 30, 2014.
(12)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 25, 2014.
(13)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(14)	Previously filed as an exhibit to our Registration Statement on Form 10, as amended (File No. 1-36725).

(15)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(16)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 11, 2013.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 31, 2013.
(18)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.
(19)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on June 13, 2013.
(20)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 2, 2013.
(21)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on June 3, 2014.
(22)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on October 15, 2014.
(24)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 7, 2014.
(25)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 29, 2014.
(26)	[Intentionally Omitted]
(27)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 6, 2014.
(28)	Previously filed as an exhibit to our current report on Form 8-K filed on March 2, 2015.
(29)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2014.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on February 23, 2015.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s registration statement on Form 8-A filed on April 14, 2015.
(32)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on April 6, 2015.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on April 13, 2015.
(34)

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY GROUP, LLC

Date:	May 11, 2015	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer

Date:	May 11, 2015	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer

Date:	May 11, 2015	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer