Form 10-Q
period 2015-06-30
Atlas Energy Group, LLC
filed 2015-08-10
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding common units of the registrant on August 4, 2015 was 26,010,766.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$40,077	$58,358
Accounts receivable	90,489	115,290
Advances to affiliates	—	4,389
Current portion of derivative asset	114,740	144,259
Subscriptions receivable	34,675	32,398
Prepaid expenses and other	25,016	26,789
Total current assets	304,997	381,483
Property, plant and equipment, net	2,392,656	2,419,289
Goodwill and intangible assets, net	14,213	14,330
Long-term derivative asset	150,180	130,602
Other assets, net	82,792	80,611
Total assets	$2,944,838	$3,026,315
LIABILITIES AND UNITHOLDERS’/OWNER’S EQUITY
Current liabilities:
Current portion of long-term debt	$77,371	$1,500
Accounts payable	110,789	123,670
Liabilities associated with drilling contracts	—	40,611
Current portion of derivative payable to Drilling Partnerships	1,441	932
Accrued interest	26,312	26,479
Accrued well drilling and completion costs	37,368	92,910
Deferred acquisition purchase price	39,167	105,000
Accrued liabilities	40,132	64,854
Total current liabilities	332,580	455,956
Long-term debt, less current portion	1,491,612	1,541,085
Asset retirement obligations and other	120,287	114,059
Commitments and contingencies
Unitholders’/owner’s equity:
Common unitholders’ equity	105,649	—
Series A preferred equity	38,999	—
Owner’s equity	—	147,308
Accumulated other comprehensive income	32,626	54,008
	177,274	201,316
Non-controlling interests	823,085	713,899
Total unitholders’/owner’s equity	1,000,359	915,215
Total liabilities and unitholders’/owner’s equity	$2,944,838	$3,026,315

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Gas and oil production	$99,077	$110,694	$205,637	$211,519
Well construction and completion	16,956	16,336	40,611	65,713
Gathering and processing	2,177	3,758	4,361	8,226
Administration and oversight	547	4,166	1,806	5,895
Well services	6,102	6,365	12,726	11,844
Gain (loss) on mark-to-market derivatives	(26,896)	—	78,689	—
Other, net	284	285	216	554
Total revenues	98,247	141,604	344,046	303,751
Costs and expenses:
Gas and oil production	43,619	43,828	89,608	82,586
Well construction and completion	14,745	14,206	35,315	57,142
Gathering and processing	2,516	4,273	4,933	8,686
Well services	2,139	2,426	4,337	4,908
General and administrative	18,405	24,797	60,333	46,188
Depreciation, depletion and amortization	43,276	60,406	87,732	112,445
Total costs and expenses	124,700	149,936	282,258	311,955
Operating income (loss)	(26,453)	(8,332)	61,788	(8,204)
Gain (loss) on asset sales and disposal	97	12	86	(1,591)
Interest expense	(33,187)	(16,074)	(67,938)	(32,051)
Net loss	(59,543)	(24,394)	(6,064)	(41,846)
(Income) loss attributable to non-controlling interests	38,745	18,383	(19,558)	28,691
Net loss attributable to unitholders’/owner’s interests	$(20,798)	$(6,011)	$(25,622)	$(13,155)
Allocation of net loss attributable to unitholders’/owner’s interests:
Portion applicable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	$—	$(6,011)	$(10,475)	$(13,155)
Portion applicable to unitholders’ interests (period subsequent to the transfer of assets on February 27, 2015)	(20,798)	—	(15,147)	—
Net loss attributable to unitholders’/owner’s interests	$(20,798)	$(6,011)	$(25,622)	$(13,155)
Net loss attributable to unitholders per common unit:
Basic	$(0.80)	$—	$(0.58)	$—
Diluted	$(0.80)	$—	$(0.58)	$—
Weighted average common units outstanding:
Basic	26,011	—	26,011	—
Diluted	26,011	—	26,011	—

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(59,543)	$(24,394)	$(6,064)	$(41,846)
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	—	(28,840)	—	(65,094)
Less: reclassification adjustment for realized (gains) losses of cash flow hedges in net loss	(25,778)	9,522	(53,121)	24,091
Total other comprehensive loss	(25,778)	(19,318)	(53,121)	(41,003)
Comprehensive loss	(85,321)	(43,712)	(59,185)	(82,849)
Comprehensive loss attributable to non-controlling interests	51,130	32,242	12,182	56,039
Comprehensive loss attributable to unitholders’/owner’s interest	$(34,191)	$(11,470)	$(47,003)	$(26,810)

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENT OF UNITHOLDERS’/OWNER’S EQUITY

(in thousands, except unit data)

(Unaudited)

	Series A Preferred Equity		Common Unitholders’ Equity			Accumulated Other	Non-
	Units	Amount	Units	Amount	Owner’s Equity	Comprehensive Income	Controlling Interest	Total Unitholders’/ Owner’s Equity
Balance at December 31, 2014	—	$—	—	$—	$147,308	$54,008	$713,899	$915,215
Net loss attributable to owner’s interest prior to the transfer of assets on February 27, 2015	—	—	—	—	(10,475)	—	—	(10,475)
Net distribution to owner’s interest prior to the transfer of assets on February 27, 2015	—	—	—	—	(19,758)	—	—	(19,758)
Net assets contributed by owner to Atlas Energy Group, LLC	—	—	26,010,766	117,075	(117,075)	—	—	—
Issuance of units	1,600,000	40,000	—	—	—	—	—	40,000
Distributions to non-controlling interests	—	—	—	—	—	—	(62,421)	(62,421)
Net issued and unissued units under incentive plan	—	—	—	806	—	—	4,304	5,110
Non-controlling interests’ capital contributions	—	—	—	—	—	—	143,863	143,863
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	—	—	—	(410)	(410)
Distribution payable	—	(334)	—	—	—	—	4,271	3,937
Atlas Growth Partners, L.P.’s subscriptions receivable	—	—	—	—	—	—	34,675	34,675
Gain on sale from subsidiary unit issuances	—	—	—	2,915	—	—	(2,915)	—
Distributions paid to preferred equity unitholders	—	(667)	—	—	—	—	—	(667)
Other comprehensive loss	—	—	—	—	—	(21,382)	(31,739)	(53,121)
Net income (loss)	—	—	—	(15,147)	—	—	19,558	4,411
Balance at June 30, 2015	1,600,000	$38,999	26,010,766	$105,649	$—	$32,626	$823,085	$1,000,359

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,064)	$(41,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	87,732	112,445
Unrealized gain on derivatives	(71,808)	—
Amortization of deferred financing costs	15,670	4,329
Non-cash compensation expense	5,083	4,353
(Gain) loss on asset sales and disposal	(86)	1,591
Distributions paid to non-controlling interests	(62,831)	(66,709)
Equity income in unconsolidated companies	(154)	(476)
Distributions received from unconsolidated companies	838	686
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	92,497	(9,809)
Accounts payable and accrued liabilities	(98,913)	(27,899)
Net cash used in operating activities	(38,036)	(23,335)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(82,609)	(106,229)
Net cash paid for acquisitions	(49,060)	(517,453)
Other	(2,079)	(2,171)
Net cash used in investing activities	(133,748)	(625,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	589,348	838,000
Repayments under credit facilities	(570,203)	(676,750)
Net proceeds from subsidiary long term debt	—	97,500
Net proceeds from issuance of Series A units	40,000	—
Net proceeds from issuance of subsidiary units to the public	123,885	436,418
Net distributions to owner	(19,758)	(30,413)
Net distributions paid to unitholders	(667)	—
Deferred financing costs, distribution equivalent rights and other	(9,102)	(9,415)
Net cash provided by financing activities	153,503	655,340
Net change in cash and cash equivalents	(18,281)	6,152
Cash and cash equivalents, beginning of year	58,358	10,625
Cash and cash equivalents, end of period	$40,077	$16,777

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Atlas Energy Group, LLC is a Delaware limited liability company formed in October 2011 (the “Company”).  At June 30, 2015, the Company’s operations primarily consisted of its ownership interests in the following:

•

100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 25.0% limited partner interest (consisting of 20,962,485 common and 3,749,986 preferred limited partner units) in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. As part of its exploration and production activities, ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities;

●

80.0% general partner interest and a 1.2% limited partner interest in Atlas Growth Partners, L.P. (“AGP”), a Delaware limited partnership that currently conducts natural gas and oil operations in the mid-continent region of the United States. On June 30, 2015, AGP concluded a private placement offering, during which it issued $233.0 million of its common limited partner units. Of the $233.0 million of gross funds raised, the Company purchased $5.0 million common limited partner units; and

●

15.9% general partner interest and 12.0% limited partner interest in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, its general partner, which incubate new MLPs and invest in existing MLPs.

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

The accompanying combined consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2014 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated balance sheet at June 30, 2015 and the related combined consolidated statement of operations for the three and six months ended June 30, 2015, subsequent to the transfer of assets on February 27, 2015 include the accounts of the Company and its subsidiaries. The Company’s combined consolidated balance sheet at December 31, 2014, the combined consolidated statement of operations for the six months ended June 30, 2015 prior to the transfer of assets on February 27, 2015, and the combined consolidated statement of operations for the three and six months ended June 30, 2014 were derived from the separate records maintained by Atlas Energy and may not necessarily be indicative of the conditions or results of operations that would have existed if the Company had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all the various entities comprising the Company, Atlas Energy’s net investment in the Company is shown as equity in the combined consolidated financial statements. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the combined consolidated balance sheets and related combined consolidated statements of operations. Such estimates included allocations made from the historical accounting records of Atlas Energy, based on management’s best estimates, in order to derive the financial statements of the Company. Actual balances and results could be different from those estimates. Transactions between the Company and other Atlas Energy operations have been identified in the combined consolidated financial statements as transactions between affiliates.

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

The Company combines the financial statements of ARP and AGP into its combined consolidated financial statements rather than presenting its ownership interest as equity investments, as the Company controls these entities through its general partnership interests therein. As such, the non-controlling interests in ARP and AGP are reflected as (income) loss attributable to non-controlling interests in the combined consolidated statements of operations and as a component of unitholders’ equity on the combined consolidated balance sheets. All material intercompany transactions have been eliminated.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and six months ended June 30, 2015 and 2014 represent actual results in all material respects (see “Revenue Recognition”).

Receivables

Accounts receivable on the combined consolidated balance sheets consist primarily of the trade accounts receivable associated with the Company and its subsidiaries. In evaluating the realizability of accounts receivable, management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by management’s review of customers’ credit information. The Company and its subsidiaries extend credit on sales on an unsecured basis to many of their customers. At June 30, 2015 and December 31, 2014, the Company had recorded no allowance for uncollectible accounts receivable on its combined consolidated balance sheets.

Inventory

The Company had $8.5 million and $8.9 million of inventory at June 30, 2015 and December 31, 2014, respectively, which were included within prepaid expenses and other current assets on its combined consolidated balance sheets. The

Company values inventories at the lower of cost or market. The Company’s inventories, which consist primarily of ARP’s materials, pipes, supplies and other inventories, were principally determined using the average cost method.

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

The Company’s subsidiaries follow the successful efforts method of accounting for oil and gas producing activities. Exploratory drilling costs are capitalized pending determination of whether a well is successful. Exploratory wells subsequently determined to be dry holes are charged to expense. Costs resulting in exploratory discoveries and all development costs, whether successful or not, are capitalized. Geological and geophysical costs to enhance or evaluate development of proved fields or areas are capitalized. All other geological and geophysical costs, delay rentals and unsuccessful exploratory wells are expensed. Oil and natural gas liquids are converted to gas equivalent basis (“Mcfe”) at the rate of one barrel to 6 Mcf of natural gas. “Mcf” is defined as one thousand cubic feet.

The Company’s subsidiaries’ depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for leasehold acquisition costs are based on estimated proved reserves, and depletion rates for well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include ARP’s costs of property interests in proportionately consolidated Drilling Partnerships, joint venture wells, wells drilled solely by ARP for its interests, properties purchased and working interests with other outside operators.

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

The review of oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s subsidiaries’ plans to continue to produce and develop proved reserves. Expected future cash flows from the sale of production of reserves are calculated based on estimated future prices. The Company’s subsidiaries estimate prices based upon current contracts in place, adjusted for basis differentials and market-related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate that the Company’s subsidiaries will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded on the Company’s combined consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2014, the Company recognized $562.6 million of asset impairment related to oil and gas properties within property, plant and equipment, net on its combined consolidated balance sheet primarily for ARP’s Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014. There were no impairments of proved gas and oil properties recorded by the Company for the three and six months ended June 30, 2015 and 2014.

The impairment of proved properties during the year ended December 31, 2014 related to the carrying amounts of these gas and oil properties being in excess of the Company’s estimate of their fair values at December 31, 2014. The estimate of the fair values of these gas and oil properties was impacted by, among other factors, the deterioration of commodity prices at the date of measurement.

Capitalized Interest

ARP capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP were 6.6% and 6.0% for the three months ended June 30, 2015 and 2014, respectively, and 6.4% and 5.8% for the six months ended June 30, 2015 and 2014, respectively. The amounts of interest capitalized by ARP were $4.1 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively, and $8.0 million and $5.7 million for the six months ended June 30, 2015 and 2014, respectively.

Intangible Assets

ARP has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. ARP amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,	Estimated Useful Lives
	2015	2014	In Years
Gross Carrying Amount	$14,344	$14,344	13
Accumulated Amortization	(13,770)	(13,653)
Net Carrying Amount	$574	$691

Amortization expense on intangible assets was $0.1 million for both the three and six months ended June 30, 2015 and 2014. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending December 31 is as follows: 2015 - $0.2 million; 2016 - $0.1 million; 2017 - $0.1 million; 2018 - $0.1 million; and 2019 - $0.1 million.

Goodwill

At June 30, 2015 and December 31, 2014, the Company had $13.6 million of goodwill recorded in connection with ARP’s prior consummated acquisitions. No changes in the carrying amount of goodwill were recorded for the three and six months ended June 30, 2015 and 2014.

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

Derivative Instruments

ARP and AGP enter into certain financial contracts to manage their exposure to movement in commodity prices and interest rates (see Note 8). The derivative instruments recorded in the combined consolidated balance sheets are measured as either an asset or liability at fair value. Changes in the fair value of derivative instruments are recognized currently in the Company’s combined consolidated statements of operations unless specific hedge accounting criteria are met. On January 1, 2015, the Company and ARP discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were qualified as hedges. As such, changes in fair value after December 31, 2014 of these derivatives are recognized immediately within gain (loss) on mark-to-market derivatives in the Company’s combined consolidated statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive income as of December 31, 2014 will be reclassified to the combined consolidated statements of operations in the periods in which those respective derivative contracts settle. Prior to discontinuance of hedge accounting, the fair value of these commodity derivative instruments was recognized in accumulated other comprehensive income (loss) within unitholders’ equity on the

Company’s consolidated balance sheets and reclassified to the Company’s consolidated statements of operations at the time the originally hedged physical transactions affected earnings.

Asset Retirement Obligations

The Company’s subsidiaries recognize an estimated liability for the plugging and abandonment of gas and oil wells and related facilities (see Note 6). The Company’s subsidiaries also recognize a liability for future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company‘s subsidiaries also consider the estimated salvage value in the calculation of depreciation, depletion and amortization.

ARP Preferred Units

In connection with ARP’s acquisition of certain proved reserves and associated assets from Titan Operating, L.L.C. in July 2012, ARP issued 3.8 million newly created convertible Class B ARP preferred units (“Class B ARP Preferred Units”). While outstanding, the Class B ARP Preferred Units received regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution. On December 23, 2014, 3,796,900 of Class B ARP Preferred Units were converted into common units, while the remaining 39,654 Class B ARP Preferred Units were converted into common units on July 25, 2015. In connection with ARP’s acquisition of certain proved reserves and associated assets from EP Energy, Inc. in July 2013, ARP issued 3.7 million newly created convertible Class C ARP preferred units to Atlas Energy (“Class C ARP Preferred Units”). While outstanding, the Class C ARP Preferred Units will receive regular quarterly cash distributions equal to the greater of (i) $0.51 and (ii) the quarterly common unit distribution. In October 2014, in connection with ARP’s acquisition of assets in the Eagle Ford Shale (see Note 3), ARP issued 3.2 million of its 8.625% Class D cumulative redeemable perpetual preferred units (“Class D ARP Preferred Units”) and in March 2015, issued an additional 800,000 Class D ARP Preferred Units (see Note 12). The initial quarterly distribution on the Class D ARP Preferred Units was $0.616927 per unit, representing the distribution for the period from October 2, 2014 through January 14, 2015. Subsequent to January 14, 2015, ARP will pay quarterly distributions on the Class D ARP Preferred Units at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference. In April 2015, ARP issued 255,000 of its newly created 10.75% Class E ARP Preferred Units (“Class E ARP Preferred Units”). The initial quarterly distribution on the Class E ARP Preferred Units was $0.6793 per unit, representing the distribution for the period from April 14, 2015 through July 15, 2015.  Subsequent to July 15, 2015, ARP will pay future quarterly distributions on the Class E Preferred Units at an annual rate of $2.6875 per unit, or 10.75% of the liquidation preference. At June 30, 2015 and December 31, 2014, $103.5 million and $78.0 million, respectively, related to ARP’s preferred units, are included within non-controlling interests on the Company’s combined consolidated statements of unitholders’ equity.

Income Taxes

The Company, ARP, AGP, Lightfoot and the respective subsidiaries thereof are not subject to U.S. federal and most state income taxes. The partners of these entities are liable for income tax in regard to their distributive share of the entities’ taxable income. Such taxable income may vary substantially from net income (loss) reported in the accompanying combined consolidated financial statements. Certain corporate subsidiaries of ARP are subject to federal and state income tax. The federal and state income taxes related to the Company and these corporate subsidiaries were immaterial to the combined consolidated financial statements as of June 30, 2015 and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for these corporate subsidiaries in the accompanying combined consolidated financial statements.

Each of the entities which comprise the Company evaluates tax positions taken or expected to be taken in the course of preparing their respective tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Company’s management does not believe it has any tax positions taken within its combined consolidated financial statements that would not meet this threshold. The Company’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Company has not recognized any such potential interest or penalties in its combined consolidated financial statements for the three and six months ended June 30, 2015 and 2014.

The entities comprising the Company file Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the entities comprising the Company are no longer subject to income tax examinations by major tax authorities for years prior to 2011 and are not currently being examined by any jurisdiction and are not aware of any potential examinations as of June 30, 2015.

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common unitholders per unit is computed by dividing net income (loss) attributable to common unitholders, which is determined after the deduction of net income attributable to participating securities, if applicable, by the weighted average number of common unitholders units outstanding during the period.

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

The following is a reconciliation of net income (loss) allocated to the common unitholders for purposes of calculating net income (loss) attributable to common unitholders per unit (in thousands, except unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(59,543)	$(24,394)	$(6,064)	$(41,846)
Loss (income) attributable to non-controlling interests	38,745	18,383	(19,558)	28,691
Loss attributable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	—	6,011	10,475	13,155
Net loss utilized in the calculation of net income attributable to common unitholders per unit(1)	$(20,798)	$—	$(15,147)	$—

(1)

Net income attributable to common unitholders per unit is calculated by dividing net income (loss) attributable to common unitholders, less income allocable to participating securities, by the sum of the weighted average number of common unitholder units outstanding and the dilutive effect of unit option awards and convertible preferred units, as calculated by the treasury stock or if converted methods, as applicable. For the three months ended June 30, 2015, net loss attributable common unitholders per unit is not allocated to approximately 69,000 phantom units, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the six months ended June 30, 2015, net loss attributable common unitholder’s ownership interest is not allocated to approximately 67,000 phantom units, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the three and six months ended June 30, 2015, distributions on the Company’s Series A preferred units were excluded, because the inclusion of such preferred distributions would have been anti-dilutive.

The following table sets forth the reconciliation of the Company’s weighted average number of common unitholder units used to compute basic net income (loss) attributable to common unitholders per unit with those used to compute diluted net income (loss) attributable to common unitholders per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of common unitholders per unit—basic	26,011	—	26,011	—
Add effect of dilutive incentive awards(1)	—	—	—	—
Add effect of dilutive convertible preferred units(1)	—	—	—	—
Weighted average number of common unitholders per unit—diluted	26,011	—	26,011	—

(1)

For the three months ended June 30, 2015, 750,000 phantom units were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive. For the six months ended June 30, 2015, 567,000 phantom units were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive. For the three and six months ended June 30, 2015, potential common units issuable upon conversion of the Company’s Series A preferred units were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

Revenue Recognition

Natural gas and oil production. The Company’s subsidiaries’ gas and oil production operations generally sell natural gas, crude oil and NGLs at prevailing market prices. Typically, sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. Generally, the market index is fixed two business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas, crude oil and NGLs, in which the Company’s subsidiaries have an interest with other producers, are recognized on the basis of the entity’s percentage ownership of the working interest and/or overriding royalty.

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

The Company’s subsidiaries’ gas and oil production operations accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). The Company had unbilled revenues at June 30, 2015 and December 31, 2014 of $52.9 million and $85.5 million, respectively, which were included in accounts receivable within its combined consolidated balance sheets.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Accounting Standards Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company will adopt the requirements of Update 2014-09 retrospectively upon its effective date of January 1, 2018, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

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

The following table presents the values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Prepaid expenses and other	$4,041
Property, plant and equipment	405,416
Other assets, net	2,888
Total assets acquired	$412,345
Liabilities:
Accrued liabilities	2,117
Asset retirement obligation	1,305
Total liabilities assumed	3,422
Net assets acquired	$408,923

Other Acquisitions

ARP’s Arkoma Acquisition

On June 5, 2015, ARP completed the acquisition of the Company’s coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma for approximately $31.5 million, net of purchase price adjustments (the “Arkoma Acquisition”). ARP funded the purchase price through the issuance of 6,500,000 common limited partner units (see Note 12). The Arkoma Acquisition had an effective date of January 1, 2015.  ARP accounted for the Arkoma Acquisition as a transaction between entities under common control (see Note 2).

ARP’s and AGP’s Eagle Ford Acquisition

On November 5, 2014, ARP and AGP completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas from Cima Resources, LLC and Cinco Resources, Inc. (together “Cinco”) for $343.0 million, net of purchase price adjustments (the “Eagle Ford Acquisition”). Approximately $183.1 million was paid in cash by ARP and $19.9 million was paid by AGP at closing, and approximately $140.0 million was to be paid in four quarterly installments beginning December 31, 2014. On December 31, 2014, AGP made its first installment payment of $35.0 million related to its Eagle Ford Acquisition. Prior to the March 31, 2015 installment, ARP, AGP, and Cinco amended the purchase and sale agreement to alter the timing and amount of the quarterly payments beginning with the March 31, 2015 payment and ending December 31, 2015, with no change to the overall purchase price. On March 31, 2015, AGP paid $28.3 million and ARP issued $20.0 million of its Class D ARP Preferred Units (see Note 12) to satisfy the second installment related to the Eagle Ford Acquisition. On June 30, 2015, AGP paid $16.2 million and ARP paid $1.3 million to satisfy the third installment related to the Eagle Ford Acquisition. At June 30, 2015, ARP’s and AGP’s aggregate remaining deferred portion of the purchase price was $39.2 million, which consisted of $17.5 million and $21.7 million payments due on September 30, 2015 and December 31, 2015, respectively. ARP’s issuance of Class D ARP Preferred Units represents a non-cash transaction for statement of cash flow purposes during the six months ended June 30, 2015.

ARP’s GeoMet Acquisition

On May 12, 2014, ARP completed the acquisition of certain assets from GeoMet, Inc. (“GeoMet”) (OTCQB: GMET) for approximately $97.9 million in cash, net of purchase price adjustments (the “GeoMet Acquisition”), with an effective date of January 1, 2014. The assets include coal-bed methane producing natural gas assets in West Virginia and Virginia.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30,	December 31,	Estimated Useful Lives
	2015	2014	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$460,423	$535,893
Pre-development costs	9,067	7,378
Wells and related equipment	3,106,326	3,096,562
Total proved properties	3,575,816	3,639,833
Unproved properties	331,820	217,321
Support equipment	43,384	37,359
Total natural gas and oil properties	3,951,020	3,894,513
Pipelines, processing and compression facilities	50,738	49,547	2 – 40
Rights of way	829	830	20 – 40
Land, buildings and improvements	9,202	9,160	3 – 40
Other	18,245	17,936	3 – 10
	4,030,034	3,971,986
Less – accumulated depreciation, depletion and amortization	(1,637,378)	(1,552,697)
	$2,392,656	$2,419,289

During the three and six months ended June 30, 2015, the Company recognized $0.1 million of gain on asset sales and disposals. During the six months ended June 30, 2014, the Company recognized $1.6 million of loss on asset sales and disposals, primarily related to ARP’s sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farm out agreement.

There were no asset impairments for the three and six months ended June 30, 2015 and 2014. During the year ended December 31, 2014, the Company recognized $562.6 million of asset impairment related to oil and gas properties within property, plant and equipment, net on the Company’s combined consolidated balance sheet primarily for ARP’s Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014. These impairments related to the carrying amounts of gas and oil properties being in excess of the Company’s subsidiaries’ estimates of their fair values at December 31, 2014. The estimates of fair values of these gas and oil properties were impacted by, among other factors, the deterioration of commodity prices at the respective dates of measurement.

During the six months ended June 30, 2015 and 2014, the Company recognized $29.0 million and $39.4 million, respectively, of non-cash property, plant and equipment additions, which were included within the changes in accounts payable and accrued liabilities on the Company’s combined consolidated statement of cash flows.

NOTE 5—OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	June 30,	December 31,
	2015	2014
Deferred financing costs, net of accumulated amortization of $36,345 and $20,675 at June 30, 2015 and December 31, 2014, respectively	$47,277	$46,120
Investment in Lightfoot	20,523	21,123
Rabbi Trust	5,670	3,925
Security deposits	231	229
ARP notes receivable	3,886	3,866
Other	5,205	5,348
	$82,792	$80,611

Deferred financing costs. Deferred financing costs are recorded at cost and amortized over the terms of the respective debt agreements (see Note 7). Amortization expense of the Company’s and its subsidiaries’ deferred financing costs was $3.0 million and $2.3 million for the three months ended June 30, 2015 and 2014, respectively, and $6.2 million and $4.3 million for the six months ended June 30, 2015 and 2014, respectively, which was recorded within interest expense on the Company’s combined consolidated statements of operations. During the six months ended June 30, 2015, the Company recognized $5.2 million for accelerated amortization of deferred financing costs associated with Atlas Energy, L.P.’s credit facility and term loan. There was no accelerated amortization of deferred financing costs for the Company during the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2014.

During the six months ended June 30, 2015, ARP recognized $4.3 million for accelerated amortization of deferred financing costs associated with a reduction of the borrowing base under its revolving credit facility. There was no accelerated amortization of deferred financing costs for ARP during the three months ended June 30, 2015 and 2014 and during the six months ended June 30, 2014.

ARP notes receivable. At June 30, 2015 and December 31, 2014, ARP had notes receivable with certain investors of its Drilling Partnerships, which were included within other assets, net on the Company’s combined consolidated balance sheets. The notes have a maturity date of March 31, 2022, and a 2.25% per annum interest rate. The maturity date of the notes can be extended to March 31, 2027, subject to certain closing conditions, including an extension fee of 1.0% of the outstanding principal balance. The Company recognized interest income within other, net on the Company’s combined consolidated statements of operations of approximately $22,000 and $23,000, respectively, for the three months ended June 30, 2015 and 2014, and approximately $43,000 and $46,000 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, ARP recorded no allowance for credit losses within the Company’s combined consolidated balance sheets based upon payment history and ongoing credit evaluations associated with the ARP notes receivable.

Investment in Lightfoot. At June 30, 2015, the Company had an approximate 12.0% interest in Lightfoot L.P. and an approximate 15.9% interest in Lightfoot G.P., the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the Board. Lightfoot L.P. focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. The Company accounts for its investment in Lightfoot under the equity method of accounting. During both the three months ended June 30, 2015 and 2014, the Company recognized equity income of approximately $0.3 million within other, net on the Company’s combined consolidated statements of operations. During the six months ended June 30, 2015 and 2014, the Company recognized equity income of approximately $0.2 million and $0.5 million, respectively, within other, net on the Company’s combined consolidated statements of operations. During the three months ended June 30, 2015 and 2014, the Company received net cash distributions of approximately $0.4 million and $0.3 million, respectively. During the six months ended June 30, 2015 and 2014, the Company received net cash distributions of approximately $0.8 million and $0.7 million, respectively.

NOTE 6—ASSET RETIREMENT OBLIGATIONS

The Company’s subsidiaries recognize an estimated liability for the plugging and abandonment of their respective gas and oil wells and related facilities. The Company’s subsidiaries also recognize a liability for their respective future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company’s subsidiaries also consider the estimated salvage value in the calculation of depreciation, depletion and amortization.

The estimated liability for asset retirement obligations was based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. The Company’s subsidiaries have no assets legally restricted for purposes of settling asset retirement obligations. Except for the Company’s subsidiaries’ gas and oil properties, there were no other material retirement obligations associated with tangible long-lived assets.

ARP proportionately consolidates its ownership interest of the asset retirement obligations of its Drilling Partnerships. At June 30, 2015, the Drilling Partnerships had $45.4 million of aggregate asset retirement obligation liabilities recognized on their combined balance sheets allocable to the limited partners, exclusive of ARP’s proportional interest in such liabilities. Under the terms of the respective partnership agreements, ARP maintains the right to retain a portion or all of the distributions to the limited partners of its Drilling Partnerships to cover the limited partners’ share of the plugging and abandonment costs up to a specified amount per month. As of June 30, 2015, ARP has withheld approximately $3.3 million of limited partner distributions related to the asset retirement obligations of certain Drilling Partnerships. ARP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each Drilling Partnership near the end of their useful life. On a partnership-by-partnership basis, ARP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors, including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, ARP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon ARP’s decision to retain all future distributions to the limited partners of its Drilling Partnerships, ARP will assume the related asset retirement obligations of the limited partners.

A reconciliation of the Company’s subsidiaries’ liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset retirement obligations, beginning of period	$109,504	$92,927	$108,101	$91,214
Liabilities incurred	47	7,345	216	7,947
Liabilities settled	(199)	(332)	(546)	(549)
Accretion expense	1,585	1,515	3,166	2,843
Asset retirement obligations, end of period	$110,937	$101,455	$110,937	$101,455

The above accretion expense was included in depreciation, depletion and amortization in the Company’s combined consolidated statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations and other in the Company’s combined consolidated balance sheets. During the year ended December 31, 2014, AGP incurred $0.1 million of future plugging and abandonment liabilities within purchase accounting related to the acquisition it consummated during the period. During the year ended December 31, 2014, ARP incurred $7.0 million of future plugging and abandonment liabilities within purchase accounting related to the acquisitions it consummated during the period (see Note 3). During the three and six months ended June 30, 2014, ARP incurred $6.6 million of future plugging and abandonment liabilities within purchase accounting for the Rangely and GeoMet acquisitions it consummated during the period (see Note 3). No future plugging and abandonment liabilities related to consummated acquisitions were incurred during the three and six months ended June 30, 2015.

NOTE 7—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2015	2014
Term loan facilities	$77,371	$148,125
ARP revolving credit facility	550,000	696,000
ARP term loan facility	243,033	—
ARP 7.75% Senior Notes—due 2021	374,581	374,544
ARP 9.25% Senior Notes—due 2021	323,998	323,916
Total debt	1,568,983	1,542,585
Less current maturities	(77,371)	(1,500)
Total long-term debt	$1,491,612	$1,541,085

Term Loan Facilities

On February 27, 2015, the Company entered into a credit agreement with Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a Secured Senior Interim Term Loan Facility in an aggregate principal amount of $30.0 million (the “Interim Term Loan Facility”) and a Secured Senior Term Loan A Facility in an aggregate principal amount of approximately $97.8 million (the “Term Loan A Facility” and together with the Interim Term Loan Facility, the “Term Loan Facilities”). The proceeds from the issuance of the Term Loan Facilities were used to fund a portion of the Company’s $150.0 million payment to Atlas Energy in connection with the repayment of Atlas Energy’s term loan (see Note 2).  At June 30, 2015, $77.4 million was outstanding under the Term Loan Facilities, net of $5.3 million of unamortized discount. The Interim Term Loan Facility matures on August 27, 2015 and the Term Loan A Facility matures on February 26, 2016. The Company’s obligations under the Term Loan Facilities are secured on a first priority basis by security interests in substantially all of the assets of the Company and its material subsidiaries, including all equity interests directly held by the Company, New Atlas Holdings, LLC, or any other guarantor, and all tangible and intangible property. Borrowings under the Term Loan Facilities bear interest, at the Company’s option, at either (i) LIBOR plus 7.5% (“Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, in each case plus 6.5% (an “ABR Loan”). Interest is generally payable at interest payment periods selected by the Company for Eurodollar Loans and quarterly for ABR Loans. At June 30, 2015, the weighted average interest rate on outstanding borrowings under the term loan facilities was 8.5%.

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

•

if the Company or any of its restricted subsidiaries dispose of property or assets (including equity interests), the Company must repay the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds from such disposition or casualty event; and;

•

if the Company incurs any debt or issues any equity, it must repay the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds of such issuances or incurrences of debt or issuances of equity.

The Credit Agreement contains customary covenants that limit the Company’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. The Company was in compliance with these covenants as of June 30, 2015. The Credit Agreement also requires that the Total Leverage Ratio (as defined in the Credit Agreement) not be greater than (i) as of the last day of any fiscal quarter prior to the full repayment of the Interim Term Loan Facility, 3.75 to 1.00, and (ii) as of the last day of any quarter thereafter, 3.50 to 1.00. Based on the definitions contained in the Credit Agreement, at June 30, 2015, the Company’s Total Leverage Ratio was 2.7 to 1.0.

In June 2015, the Company prepaid $33.1 million on the Term Loan Facilities in connection with the Arkoma Acquisition (see Note 3).

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

ARP Credit Facility

ARP is a party to a Second Amended and Restated Credit Agreement dated July 31, 2013, as amended, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “ARP Credit Agreement”), which provides for a senior secured revolving credit facility with a borrowing base of $750.0 million as of June 30, 2015.

ARP’s borrowing base is scheduled for semi-annual redeterminations on July 1, 2015 and November 1, 2015 and thereafter on May 1 and November 1 of each year. In July 2015, the scheduled determination by the lenders reaffirmed  ARP’s $750.0 million borrowing base.  The ARP Credit Agreement also provides that ARP’s borrowing base will be reduced by 25% of the stated amount of any senior notes issued, or additional second lien debt incurred, after July 1, 2015. At June 30, 2015, $550.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.3 million was outstanding at June 30, 2015. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any non-guarantor subsidiaries of ARP are minor. Borrowings under the credit facility bear interest, at ARP’s election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. If the borrowing base utilization (as defined in the ARP Credit Agreement) is less than 90%, the applicable margin on Eurodollar loans and ABR loans will be increased by 0.25%. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on the Company’s combined consolidated statements of operations. At June 30, 2015, the weighted average interest rate on outstanding borrowings under the credit facility was 2.5%.

The ARP Credit Agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness (excluding second lien debt in an aggregate principal amount of up to $300.0 million), grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of June 30, 2015. The ARP Credit Agreement also requires that ARP maintain a ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than (i) 5.25 to 1.0 as of the last day of the quarters ending on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ending on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter, and a ratio of current assets (as defined in the ARP Credit Agreement) to current liabilities (as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the ARP Credit Agreement, at June 30, 2015, ARP’s ratio of current assets to current liabilities was 2.0 to 1.0, and its ratio of Total Funded Debt to EBITDA was 4.5 to 1.0.

ARP Term Loan Facility

On February 23, 2015, ARP entered into a Second Lien Credit Agreement with certain lenders and Wilmington Trust, National Association, as administrative agent. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “ARP Term Loan Facility”).  The ARP Term Loan Facility matures on February 23, 2020. The ARP Term Loan Facility is presented net of unamortized discount of $7.0 million at June 30, 2015.

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

ARP’s obligations under the ARP Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries (the “Loan Parties”) that guarantee ARP’s existing first lien revolving credit facility. In addition, the obligations under the ARP Term Loan Facility are guaranteed by ARP’s material restricted subsidiaries. Borrowings under the ARP Term Loan Facility bear interest, at ARP’s option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 8.0% (an “ABR Loan”). Interest is generally payable at the applicable maturity date for Eurodollar loans and quarterly for ABR loans. At June 30, 2015, the weighted average interest rate on outstanding borrowings under the term loan facility was 10.0%.

The Second Lien Credit Agreement contains customary covenants that limit ARP’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities. In addition, the Second Lien Credit Agreement contains covenants substantially similar to those in ARP’s existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. ARP was in compliance with these covenants as of June 30, 2015.

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

Senior Notes

At June 30, 2015, ARP had $374.6 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”). The 7.75% ARP Senior Notes were presented net of a $0.4 million unamortized discount as of June 30, 2015. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, ARP may redeem the 7.75% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.  Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 7.75% ARP Senior Notes.

At June 30, 2015, ARP had $324.0 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The 9.25% ARP Senior Notes were presented net of a $1.0 million unamortized discount as of June 30, 2015. Interest on the 9.25% ARP Senior Notes is payable semi-annually on February 15 and August 15. At any time prior to August 15, 2017, ARP may redeem the 9.25% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes.

In connection with the issuance of $75.0 million of 9.25% ARP Senior Notes on October 14, 2014, ARP entered into a registration rights agreement whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by July 11, 2015. On April 15, 2015, the registration statement relating to the exchange offer for the 9.25% ARP Senior Notes was declared effective, and the exchange offer was subsequently launched on April 15, 2015 and expired on May 13, 2015.

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

The indentures governing the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes contain covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of June 30, 2015.

Cash payments for interest by the Company and its subsidiaries on their respective borrowings were $51.7 million and $30.9 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 8—DERIVATIVE INSTRUMENTS

AGP and ARP use a number of different derivative instruments, principally swaps, collars, and options, in connection with their commodity and interest rate price risk management activities. AGP and ARP enter into financial instruments to hedge forecasted commodity sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold or interest payments on the underlying debt instrument are due. Under commodity-based swap agreements, AGP and ARP receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Commodity-based put option instruments are contractual agreements that require the payment of a premium and grant the purchaser of the put option the right, but not the obligation, to receive the difference between a fixed, or strike, price and a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

On January 1, 2015, ARP discontinued hedge accounting for its qualified commodity derivatives. As such, changes in fair value of these derivatives after December 31, 2014 are recognized immediately within gain (loss) on mark-to-market derivatives in the Company’s combined consolidated statements of operations. The fair values of these commodity derivative instruments at December 31, 2014, which were recognized in accumulated other comprehensive income within unitholders’ equity on the Company’s combined consolidated balance sheet, are being reclassified to the Company’s combined consolidated statements of operations at the time the originally hedged physical transactions settle.

AGP and ARP enter into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Company’s combined consolidated balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Company’s combined consolidated balance sheets as the initial value of the options.

AGP and ARP enter into commodity future option and collar contracts to achieve more predictable cash flows by hedging their exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids fixed price swaps are priced based on a WTI crude oil index, while other natural gas liquids contracts are based on an OPIS Mt. Belvieu index.

Derivatives are recorded on the Company’s combined consolidated balance sheets as assets or liabilities at fair value. The Company reflected net derivative assets on its combined consolidated balance sheets of $264.9 million and $274.9 million at June 30, 2015 and December 31, 2014, respectively. Of the $32.6 million of net gain in accumulated other comprehensive income within unitholders’ equity on the Company’s combined consolidated balance sheet related to derivatives at June 30, 2015, the Company will reclassify $17.9 million of gains to its combined consolidated statement of operations over the next twelve month period as these contracts expire with the remaining gains of $14.7 million gains being reclassified to the Company’s combined consolidated statements of operations in later periods as the remaining contracts expire. During the three and six months ended June 30, 2014, no amounts were reclassified from other comprehensive loss related to derivative instruments entered into during that same period.

The following table summarizes the commodity derivative activity for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Portion of settlements associated with gains previously recognized within accumulated other comprehensive income, net of prior year offsets(1)	$(25,778)	$(53,121)
Portion of settlements attributable to subsequent mark to market gains	(14,922)	(30,125)
Total cash settlements on commodity derivative contracts	(40,700)	(83,246)

2015 Unrealized gains prior to settlement(2)	3,678	6,881
Unrealized gain (loss) on open derivative contracts at June 30, 2015, net of amounts recognized in income in prior year(2)	(30,574)	71,808
Gains (losses) on mark-to-market derivatives	$(26,896)	$78,689

(1)	Recognized in gas and oil production revenue.
(2)	Recognized in gain on mark-to-market derivatives.

The Company had $40.7 million and $9.5 million of cash settlements during the three months ended June 30, 2015 and 2014, respectively, and $83.2 million and $24.1 million of cash settlements during the six months ended June 30, 2015 and 2014, respectively. As the underlying prices and terms in the Company’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2015 and 2014 for hedge ineffectiveness.

Atlas Growth

At May 1, 2015, AGP entered into a secured credit facility agreement with a syndicate of banks. As of the date hereof, the lenders under the credit facility have no commitment to lend to AGP under the credit facility but AGP and its subsidiaries have the ability to enter into derivative contracts to manage their exposure to commodity price movements which will benefit from the collateral securing the credit facility. The credit facility may be amended in the future if AGP and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit the ability of AGP and its subsidiaries to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. AGP was in compliance with these covenants as of June 30, 2015.  In addition, AGP’s credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.  AGP has elected not to utilize hedge accounting for its derivative instruments.

The following table summarizes the gross fair values of AGP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s combined consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Assets Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Assets
As of June 30, 2015
Current portion of derivative assets	$31	$(1)	$30
Long-term portion of derivative assets	18	—	18
Total derivative assets	$49	$(1)	$48
As of December 31, 2014
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$—	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of June 30, 2015
Current portion of derivative liabilities	$(1)	$1	$—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$(1)	$1	$—
As of December 31, 2014
Current portion of derivative liabilities	$—	$—	$—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$—	$—	$—

At June 30, 2015, AGP had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(2)
2015	27,000	$61.000	$17
2016	18,000	$63.150	19
2017	9,000	$65.000	12
	AGP’s net assets		$48

(1)	“Bbl” represents barrels.
(2)	Fair value based on forward WTI crude oil prices, as applicable.

Atlas Resource

The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s combined consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Assets Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Assets
As of June 30, 2015
Current portion of derivative assets	$114,982	$(272)	$114,710
Long-term portion of derivative assets	150,601	(439)	150,162
Total derivative assets	$265,583	$(711)	$264,872
As of December 31, 2014
Current portion of derivative assets	$144,357	$(98)	$144,259
Long-term portion of derivative assets	130,972	(370)	130,602
Total derivative assets	$275,329	$(468)	$274,861

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of June 30, 2015
Current portion of derivative liabilities	$(272)	$272	$—
Long-term portion of derivative liabilities	(439)	439	—
Total derivative liabilities	$(711)	$711	$—
As of December 31, 2014
Current portion of derivative liabilities	$(98)	$98	$—
Long-term portion of derivative liabilities	(370)	370	—
Total derivative liabilities	$(468)	$468	$—

At June 30, 2015, ARP had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	26,832,200	$4.193	$34,433
2016	53,546,300	$4.229	55,981
2017	49,920,000	$4.219	41,808
2018	40,800,000	$4.170	28,491
2019	15,960,000	$4.017	7,636
			$168,349

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset/ (Liability)
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	Puts purchased	1,560,000	$4.157	$1,996
2015	Calls sold	1,560,000	$5.002	(4)
				$1,992

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	Puts purchased	720,000	$4.000	$795
2016	Puts purchased	1,440,000	$4.150	1,519
				$2,314

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(7)
2015	2,400,000	$(0.090)	$41
			$41

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(8)
2015	2,520,000	$1.936	$1,758
			$1,758

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(4)
2015	4,032,000	$1.016	$2,133
			$2,133

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(5)
2015	756,000	$1.248	$467
			$467

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(6)
2015	756,000	$1.263	$460
			$460

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2016	84,000	$85.651	$1,960
2017	60,000	$83.780	1,183
			$3,143

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2015	966,000	$87.653	$26,301
2016	1,557,000	$81.471	29,889
2017	1,140,000	$77.285	15,237
2018	1,080,000	$76.281	11,561
2019	540,000	$68.371	993
			$83,981

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset
		(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2015	Puts purchased	9,750	$83.846	$234
2015	Calls sold	9,750	$110.654	—
				$234
			ARP’s net assets	$264,872

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.
(4)	Fair value based on forward Mt. Belvieu propane prices, as applicable.
(5)	Fair value based on forward Mt. Belvieu butane prices, as applicable.
(6)	Fair value based on forward Mt. Belvieu iso butane prices, as applicable.
(7)	Fair value based on forward WAHA natural gas prices, as applicable
(8)	Fair value based on forward Mt. Belvieu natural gasoline prices, as applicable.

In June 2012, ARP entered into natural gas put option contracts which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At June 30, 2015, net unrealized derivative assets of $2.3 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

During the three months and six months ended June 30, 2015, the Company received approximately $4.9 million in net proceeds from the early termination of its remaining natural gas and oil derivative positions for production periods from 2015 through 2018.  The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Company’s Term Loan Facilities (see Note 7).

At June 30, 2015, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 7), ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnership. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnerships’ ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company and its subsidiaries use a market approach fair value methodology to value the assets and liabilities for their outstanding derivative contracts (see Note 8) and the Company’s rabbi trust assets (see Note 14). ARP and AGP manage and report derivative assets and liabilities on the basis of their exposure to market risks and credit risks by counterparty. ARP’s and AGP’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative instruments are calculated by utilizing commodity indices quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument. Investments held in the Company’s rabbi trust are publicly traded equity and debt securities and are therefore defined as Level 1 fair value measurements.

Information for the Company and its subsidiaries’ assets and liabilities measured at fair value at June 30, 2015 and December 31, 2014 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Assets, gross
Rabbi trust	$5,670	$—	$—	$5,670
ARP Commodity swaps	—	261,039	—	261,039
ARP Commodity puts	—	2,314	—	2,314
ARP Commodity options	—	2,230	—	2,230
AGP Commodity swaps	—	49	—	49
Total assets, gross	5,670	265,632	—	271,302
Liabilities, gross
ARP Commodity swaps	—	(707)	—	(707)
ARP Commodity options	—	(4)	—	(4)
AGP Commodity swaps	—	(1)	—	(1)
Total derivative liabilities, gross	—	(712)	—	(712)
Total assets, fair value, net	$5,670	$264,920	$—	$270,590
As of December 31, 2014
Assets, gross
Rabbi trust	$3,925	$—	$—	$3,925
ARP Commodity swaps	—	267,242	—	267,242
ARP Commodity puts	—	2,767	—	2,767
ARP Commodity options	—	5,320	—	5,320
Total assets, gross	3,925	275,329	—	279,254
Liabilities, gross
ARP Commodity swaps	—	(401)	—	(401)
ARP Commodity options	—	(67)	—	(67)
Total derivative liabilities, gross	—	(468)	—	(468)
Total assets, fair value, net	$3,925	$274,861	$—	$278,786

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

The Company’s and its subsidiaries’ other current assets and liabilities on its combined consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Company’s and ARP’s debt at

June 30, 2015 and December 31, 2014, which consist principally of ARP’s senior notes, borrowings under the Company’s term loan facilities, and borrowings under ARP’s term loan and revolving credit facilities, were $1,390.4 million and $1,363.4 million, respectively, compared with the carrying amounts of $1,569.0 million and $1,542.6 million, respectively. The carrying values of outstanding borrowings under the respective revolving and term loan credit facilities, which bear interest at variable interest rates, approximated their estimated fair values. The estimated fair values of the ARP senior notes were based upon the market approach and calculated using the yields of the ARP senior notes as provided by financial institutions and thus were categorized as Level 3 values.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s subsidiaries estimate the fair value of their respective asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Company’s subsidiaries and estimated inflation rates (see Note 6).

Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,
	2015		2014
	Level 3	Total	Level 3	Total
Asset retirement obligations	$47	$47	$7,345	$7,345
Total	$47	$47	$7,345	$7,345

	Six Months Ended June 30,
	2015		2014
	Level 3	Total	Level 3	Total
Asset retirement obligations	$216	$216	$7,947	$7,947
Total	$216	$216	$7,947	$7,947

The Company’s subsidiaries estimate the fair value of their long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. No impairments were recognized during the three and six months ended June 30, 2015 and 2014.

During the year ended December 31, 2014, ARP completed the Eagle Ford, Rangely and GeoMet acquisitions and AGP completed the Eagle Ford Acquisition (see Note 3). The fair value measurements of assets acquired and liabilities assumed for each of these acquisitions are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The estimated fair values of the assets acquired and liabilities assumed in the Eagle Ford Acquisition as of the acquisition date, which are reflected in the Company’s combined consolidated balance sheet as of June 30, 2015 are subject to change as the final valuations have not yet been completed, and such changes could be material. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under the Company’s subsidiaries’ existing methodology for recognizing an estimated liability for the plugging and abandonment of their gas and oil wells (see Note 6). These inputs require significant judgments and estimates by the Company’s subsidiaries’ management at the time of the valuation and are subject to change.

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

General Commitments

ARP is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. ARP has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and ARP may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by ARP to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of June 30, 2015, the management of ARP believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

While its historical structure has varied, ARP has generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. ARP periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, ARP recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which ARP has recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, ARP will recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized. For the three months ended June 30, 2015 and 2014, $0.5 million and $0.4 million, respectively, of ARP’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses. For the six months ended June 30, 2015 and 2014, $1.1 million and $3.8 million, respectively, of ARP’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses.

In connection with the Eagle Ford Acquisition (see Note 3), ARP guaranteed the timely payment of the deferred portion of the purchase price that is to be paid by AGP. Pursuant to the agreement between ARP and AGP, ARP will have the right to receive some or all of the assets acquired by AGP in the event of its failure to contribute its portion of any deferred payments. ARP’s and AGP’s deferred purchase obligations are included within deferred acquisition purchase price on the Company’s combined consolidated balance sheets at June 30, 2015 and December 31, 2014 (see Note 3).

In connection with ARP’s GeoMet Acquisition (see Note 3), ARP acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of ARP’s firm transportation obligations as of June 30, 2015 were as follows: 2015— $2.3 million; 2016— $2.3 million; 2017— $1.9 million; 2018— $1.8 million; 2019— $1.8 million; thereafter— $6.5 million.

In connection with ARP’s acquisition of assets from EP Energy E&P Company, L.P. on July 31, 2013 (the “EP Energy Acquisition”), ARP acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of ARP’s firm transportation obligations as of June 30, 2015 were as follows: 2015— $4.2 million; 2016— $2.1 million; and 2017 to 2019— none.

As of June 30, 2015, the Company’s subsidiaries are committed to expend approximately $10.9 million on drilling and completion expenditures.

Legal Proceedings

The Company and its subsidiaries are parties to various routine legal proceedings arising out of the ordinary course of its business. Management of the Company and its subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 12—ISSUANCES OF UNITS

The Company recognizes gains on ARP’s and AGP’s equity transactions as credits to unitholders’ equity on its combined consolidated balance sheets rather than as income on its combined consolidated statements of operations. These gains represent the Company’s portion of the excess net offering price per unit of each of ARP’s and AGP’s common units over the book carrying amount per unit (see Note 2).

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

Atlas Resource Partners

In May 2015, in connection with the Arkoma Acquisition (see Note 3), ARP issued 6,500,000 of its common limited partner units in a public offering at a price of $7.97 per unit, yielding net proceeds of approximately $49.5 million. ARP used a portion of the net proceeds to fund the Arkoma Acquisition and to reduce borrowings outstanding under ARP’s revolving credit facility.

In April 2015, ARP issued 255,000 of its 10.75% Class E ARP Preferred Units at a public offering price of $25.00 per unit for net proceeds of approximately $6.0 million.  ARP pays distributions on the Class E ARP Preferred Units at a rate of 10.75% per annum of the stated liquidation preference of $25.00.

In October 2014, in connection with the Eagle Ford Acquisition (see Note 3), ARP issued 3,200,000 8.625% Class D Preferred Units at a public offering price of $25.00 per unit, yielding net proceeds of approximately $77.3 million from the offering, after deducting underwriting discounts and estimated offering expenses. ARP used the net proceeds from the offering to fund a portion of the Eagle Ford Acquisition. On March 31, 2015, to partially pay its portion of the quarterly installment related to the Eagle Ford Acquisition, ARP issued an additional 800,000 Class D ARP Preferred Units to the seller at a value of $25.00 per unit. On January 15, 2015, ARP paid an initial quarterly distribution of $0.616927 per unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015 (see Note 13). ARP pays cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

The Class D and Class E ARP Preferred Units rank senior to ARP’s common units and Class C ARP Preferred Units with respect to the payment of distributions and distributions upon a liquidation event. The Class D and Class E ARP Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by ARP or converted into its common units in connection with a change in control. At any time on or after October 15, 2019 for the Class D ARP Preferred Units and April 15, 2020 for the ARP Class E Preferred Units, ARP may, at its option, redeem the such preferred units in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, ARP may redeem such preferred units following certain changes of control, as described in the respective Certificates of Designation. If ARP does not exercise this redemption option upon a change of control, then holders of such preferred units will have the option to convert the preferred units into a number of ARP common units as set forth in the respective Certificates of Designation. If ARP exercises any of its redemption rights relating to such preferred units, the holders will not have the conversion right described above with respect to the preferred units called for redemption.

In August 2014, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between ARP and such Agent. During the six months ended June 30, 2015, ARP issued 2,885,824 common limited partner units under the equity distribution program for net proceeds of $21.4 million, net of $0.6 million in commissions paid.

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

Atlas Growth Partners

Through June 30, 2015, AGP issued approximately $233.0 million of its common limited partner units through a private placement offering.  Of the $233.0 million of gross funds raised, we purchased $5.0 million common limited partner units during the offering.

In connection with the issuance of ARP’s and AGP’s unit offerings during the six months ended June 30, 2015, the Company recorded gains of $2.9 million within unitholders’ equity and a corresponding decrease in non-controlling interests on its combined consolidated balance sheet and combined consolidated statement of unitholders’/owner’s equity. For the year ended December 31, 2014, the Company recorded gains of $40.5 million within equity and a corresponding decrease in non-controlling interests on its combined consolidated balance sheets and combined consolidated statement of equity.

NOTE 13—CASH DISTRIBUTIONS

The Company’s Cash Distributions. The Company has a cash distribution policy under which it distributes, within 50 days following the end of each calendar quarter, all of its available cash (as defined in its limited liability company agreement) for that quarter to its unitholders. Distributions declared by the Company related to its Class A preferred units were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Month Ended	Total Cash Distribution To Common Unitholders	Total Cash Distribution To Preferred Unitholders
May 15, 2015	March 31, 2015	$—	$333
June 12, 2015	April 30, 2015	$—	$334
July 15, 2015	May 31, 2015	$—	$334

On July 22, 2015, the Company declared a monthly distribution of $0.3 million for the month ended June 30, 2015 related to its Series A Preferred Units. The distribution will be paid on August 14, 2015 to unitholders of record at the close of business on August 7, 2015.

ARP Cash Distributions. In January 2014, ARP’s board of directors approved the modification of its cash distribution payment practice to a monthly cash distribution program whereby it distributes all of its available cash (as defined in ARP’s partnership agreement) for that month to its unitholders within 45 days from the month end. Prior to that, ARP paid quarterly cash distributions within 45 days from the end of each calendar quarter. If ARP’s common unit distributions in any quarter exceed specified target levels, the Company will receive between 13% and 48% of such distributions in excess of the specified target levels. While outstanding, the Class B ARP Preferred Units received regular quarterly cash distributions equal to the greater of (i) $0.40 (or $0.1333 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. While outstanding, the Class C ARP Preferred Units will receive regular quarterly cash distributions equal to the greater of (i) $0.51 (or $0.17 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. The initial quarterly distribution on the Class D ARP Preferred Units was $0.616927 per unit, representing the distribution for the period from October 2, 2014 through January 14, 2015. Subsequent to January 14, 2015, ARP pays quarterly distributions on the Class D ARP Preferred Units at an annual rate of $2.15625 per unit, $0.5390625 per unit paid on a quarterly basis, or 8.625% of the liquidation preference. ARP will pay distributions on the Class E ARP Preferred Units at a rate of 10.75% per annum of the stated liquidation preference of $25.00, or $0.671875 per unit paid on a quarterly basis.

Distributions declared by ARP from January 1, 2014 through June 30, 2015 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Month Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners(1)		Total Cash Distribution to the General Partner’s Class A Units
March 17, 2014	January 31, 2014	$0.1933	$12,718	$1,467		$1,055
April 14, 2014	February 28, 2014	$0.1933	$12,719	$1,466		$1,055
May 15, 2014	March 31, 2014	$0.1933	$12,719	$1,466		$1,054
June 13, 2014	April 30, 2014	$0.1933	$15,752	$1,466		$1,279
July 15, 2014	May 31, 2014	$0.1933	$15,752	$1,466		$1,279
August 14, 2014	June 30, 2014	$0.1966	$16,029	$1,492		$1,377
September 12, 2014	July 31, 2014	$0.1966	$16,028	$1,493		$1,378
October 15, 2014	August 31, 2014	$0.1966	$16,032	$1,491		$1,378
November 14, 2014	September 30, 2014	$0.1966	$16,032	$1,492		$1,378
December 15, 2014	October 31, 2014	$0.1966	$16,033	$1,491		$1,378
January 14, 2015	November 30, 2014	$0.1966	$16,779	$745	(1)	$1,378
February 13, 2015	December 31, 2014	$0.1966	$16,782	$745	(1)	$1,378

March 17, 2015	January 31, 2015	$0.1083	$9,284	$643	(1)	$203
April 14, 2015	February 28, 2015	$0.1083	$9,347	$643	(1)	$204
May 15, 2015	March 31, 2015	$0.1083	$9,444	$643	(1)	$206
June 12, 2015	April 30, 2015	$0.1083	$10,179	$642	(1)	$221
July 15, 2015	May 31, 2015	$0.1083	$10,304	$643	(1)	$223

(1)	Includes payments for the Class B and Class C preferred unit monthly distributions.

Date Cash Distribution Paid	For the Period	Cash Distribution per Preferred Limited Partner Unit	Total Cash Distribution To Class D Preferred Limited Partners	Total Cash Distribution To Class E Preferred Limited Partners
January 15, 2015	October 2, 2014 – January 14, 2015	$0.616927	$1,974	$—
April 15, 2015	Quarter Ended March 31, 2015	$0.539063	$2,156	$—

At June 30, 2015, ARP had 4.0 million of its 8.625% Class D ARP Preferred Units outstanding (see Note 12).  On July 15, 2015, ARP paid a quarterly distribution of $0.5390625 per unit, or $2.2 million, for the second quarter of 2015 to holders of record as of July 1, 2015.

On July 22, 2015, ARP declared a monthly distribution of $0.1083 per common unit for the month of June 30, 2015. The $11.2 million distribution, including $0.2 million and $0.6 million to the general partner and preferred limited partners, respectively, will be paid on August 14, 2015 to unitholders of record at the close of business on August 7, 2015.

On July 15, 2015, ARP paid an initial quarterly distribution of $0.6793 per Class E ARP Preferred Unit, or $0.2 million, for the second quarter of 2015 to Class E ARP Preferred Unitholders of record as of July 1, 2015.

NOTE 14—BENEFIT PLANS

2015 Long-Term Incentive Plan

The Board of Directors of the Company approved and adopted the Company’s 2015 Long-Term Incentive Plan (“2015 LTIP”) effective February 2015. The 2015 LTIP provides equity incentive awards to officers, employees and managing board members of the Company and its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Company. The 2015 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”). Under the 2015 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,250,000 units. At June 30, 2015, the Company had 2,764,210 phantom units and unit options outstanding under the 2015 LTIP, with 2,485,790 phantom units and unit options available for grant.

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

2015 Phantom Units. A phantom unit entitles a Participant to receive a Company common unit or its then-Fair Market Value in cash or other securities or property, upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant Distribution Equivalent Rights (“DERs”), which are the right to receive cash, securities, or property per phantom unit in an amount equal to, and at the same time as, the cash distributions or other distributions of securities or property the Company makes on a common unit during the period such phantom unit is outstanding. Generally, phantom units to be granted to employees under the 2015 LTIP will vest over a designated period of time and phantom units granted to non-employee directors generally vest over a four year period, 25% per year. Of the phantom units outstanding under the 2015 LTIP at June 30, 2015, there are 906,663 units that will vest within the following twelve months. The director phantom units outstanding under the 2015 LTIP at June 30, 2015 include DERs. No amounts were paid during the three and six months ended June 30, 2015 and 2014 with respect to DERs.

The following table sets forth the 2015 LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	68,910	$9.07	—	$—
Granted	2,695,300	6.43	—	—
Vested(1)	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period(2)(3)(4)	2,764,210	$6.50	—	$—
Non-cash compensation expense recognized (in thousands)		$926		$—

	Six Months Ended June 30,
	2015		2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	—	$—	—	$—
Granted	2,764,210	6.50	—	—
Vested(1)	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period(2)(3)(4)	2,764,210	$6.50	—	$—
Non-cash compensation expense recognized (in thousands)		$946		$—

(1)	No phantom unit awards vested during the three and six months ended June 30, 2015 and 2014.
(2)	The aggregate intrinsic value of phantom unit awards outstanding at June 30, 2015 was approximately $13.8 million.
(3)

There was approximately $0.1 million recognized as liabilities on the Company’s consolidated balance sheet at June 30, 2015 representing 68,910 units, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair value for these units was $9.07 at June 30, 2015.

At June 30, 2015, the Company had approximately $16.7 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2015 LTIP based upon the fair value of the awards which is expected to be recognized over a weighted average period of 2.0 years.

2015 Unit Options. A unit option entitles a Participant to receive a common unit of the Company upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option shall not be less than the fair market value of the Company’s common unit on the date of grant of the option. The LTIP Committee also determines how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Generally, unit options to be granted under the 2015 LTIP will vest over a designated period of time. There are no unit options outstanding under the 2015 LTIP at June 30, 2015. No cash was received from the exercise of options for the three and six months ended June 30, 2015 and 2014, respectively.

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

Rabbi Trust

In 2011, the Company established an excess 401(k) plan relating to certain executives. In connection with the plan, the Company established a “rabbi” trust for the contributed amounts. At June 30, 2015 and December 31, 2014, the Company reflected $5.7 million and $3.9 million, respectively, related to the value of the rabbi trust within other assets, net on its combined consolidated balance sheets, and recorded corresponding liabilities of $5.7 million and $3.9 million as of those same dates within asset retirement obligations and other on its combined consolidated balance sheets. During the three and six months ended June 30, 2015 and 2014, no distributions were made to participants related to the rabbi trust.

ARP Long-Term Incentive Plan

ARP’s 2012 Long-Term Incentive Plan (the “ARP LTIP”), effective March 2012, provides incentive awards to officers, employees and directors as well as employees of the Company and its affiliates, consultants and joint venture partners who perform services for ARP. The ARP LTIP is administered by the board of the Company, a committee of the board or the board (or committee of the board) of an affiliate (the “ARP LTIP Committee”). Under ARP’s 2012 LTIP, the ARP LTIP Committee may grant awards of phantom units, restricted units, or unit options for an aggregate of 2,900,000 common limited partner units of ARP. At June 30, 2015, ARP had 1,864,057 phantom units, restricted units and unit options outstanding under the ARP LTIP with 134,308 phantom units, restricted units and unit options available for grant. Share based payments to non-employee directors, which have a cash settlement option, are recognized within liabilities in the consolidated financial statements based upon their current fair market value.

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

ARP Phantom Units. Phantom units represent rights to receive a common unit, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property upon vesting. Phantom units are subject to terms and conditions determined by the ARP LTIP Committee, which may include vesting restrictions. In tandem with phantom unit grants, the ARP LTIP Committee may grant DERs, which are the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by ARP with respect to a common unit during the period that the underlying phantom unit is outstanding. Phantom units granted under the ARP LTIP generally will vest 25% of the original granted amount on each of the four anniversaries of the date of grant. Of the phantom units outstanding under the ARP LTIP at June 30, 2015, 191,408 units will vest within the following twelve months. All phantom units outstanding under the ARP LTIP at June 30, 2015 include DERs. During the three months ended June 30, 2015 and 2014, ARP paid $0.2 million and $0.4 million, respectively, with respect to the ARP LTIP’s DERs. During the six months ended June 30, 2015 and 2014, ARP paid $0.5 million and $1.1 million, respectively, with respect to the ARP LTIP’s DERs. These amounts were recorded as reductions of equity on the Company’s combined consolidated balance sheets.

The following table sets forth the ARP LTIP phantom unit activity for the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	632,010	$22.37	812,308	$24.35
Granted	9,730	8.50	223,523	20.29
Vested and issued(1)	(222,358)	24.07	(131,374)	24.69
Forfeited	(8,125)	23.04	(3,250)	24.80
Outstanding, end of period(2)(3)	411,257	$21.10	901,207	$23.29
Vested and not yet issued(4)	24,750	$20.39	74,850	$24.49
Non-cash compensation expense recognized (in thousands)		$803		$1,590

	Six Months Ended June 30,
	2015		2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	799,192	$22.70	839,808	$24.31
Granted	9,730	8.50	227,023	20.30
Vested and issued(1)	(389,540)	24.02	(146,874)	24.48
Forfeited	(8,125)	23.04	(18,750)	23.00
Outstanding, end of period(2)(3)	411,257	$21.10	901,207	$23.29
Vested and not yet issued(4)	24,750	$20.39	74,850	$24.49
Non-cash compensation expense recognized (in thousands)		$3,317		$3,321

(1)

The intrinsic values of phantom unit awards vested and issued during the three months ended June 30, 2015 and 2014 were $2.0 million and $2.5 million, respectively, and $3.6 million and $2.9 million during the six months ended June 30, 2015 and 2014, respectively.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at June 30, 2015 was $2.6 million.
(3)

There were approximately $24,000 and $0.1 million recognized as liabilities on the Company’s consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively, representing 14,005 and 26,579 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units were $13.39 and $21.16 at June 30, 2015 and December 31, 2014, respectively. There was $0.2 million recognized as liabilities on the Company’s consolidated balance sheet at the period ended June 30, 2014 representing 25,432 units that participants may opt to settle in cash instead of units. The weighted average grant date fair value for these units was $21.38 at June 30, 2014.

(4)	The intrinsic values of phantom unit awards vested, but not yet issued at June 30, 2015 and 2014 were $0.2 million and $1.5 million, respectively.

At June 30, 2015, ARP had approximately $3.2 million in unrecognized compensation expense related to unvested phantom units outstanding under the ARP LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 1.8 years.

ARP Unit Options. A unit option is the right to purchase an ARP common unit in the future at a predetermined price (the exercise price). The exercise price of each ARP unit option is determined by the ARP LTIP Committee and may be equal to or greater than the fair market value of ARP’s common unit on the date of grant of the option. The ARP LTIP Committee will determine the vesting and exercise restrictions applicable to an ARP award of options, if any, and the method by which the exercise price may be paid by the participant. Unit option awards expire 10 years from the date of grant. Unit options granted under the ARP LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 106,949 unit options outstanding under the ARP LTIP at June 30, 2015 that will vest within the following twelve months. No cash was received from the exercise of options for the three and six months ended June 30, 2015 and 2014.

The following table sets forth the ARP LTIP unit option activity for the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,453,300	$24.66	1,472,675	$24.66
Granted	—	—	—	—
Exercised (1)	—	—	—	—
Forfeited	(500)	25.14	(3,750)	24.67
Outstanding, end of period(2)(3)	1,452,800	$24.66	1,468,925	$24.66
Options exercisable, end of period(4)	1,342,976	$24.67	734,400	$24.67
Non-cash compensation expense recognized (in thousands)		$61		$420

	Six Months Ended June 30,
	2015		2014
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,458,300	$24.66	1,482,675	$24.66
Granted	—	—	—	—
Exercised (1)	—	—	—	—
Forfeited	(5,500)	24.71	(13,750)	24.40
Outstanding, end of period(2)(3)	1,452,800	$24.66	1,468,925	$24.66
Options exercisable, end of period(4)	1,342,976	$24.67	734,400	$24.67
Non-cash compensation expense recognized (in thousands)		$892		$1,033

(1)	No options were exercised during the three and six months ended June 30, 2015 and 2014.
(2)	The weighted average remaining contractual life for outstanding options at June 30, 2015 was 6.9 years.
(3)	There was no aggregate intrinsic value of options outstanding at June 30, 2015. The aggregate intrinsic value of options outstanding at June 30, 2014 was approximately $2,000.
(4)	The weighted average remaining contractual life for exercisable options at June 30, 2015 was 6.9 years. There were no intrinsic values for options exercisable at June 30, 2015 and 2014.

At June 30, 2015, ARP had approximately $0.1 million in unrecognized compensation expense related to unvested unit options outstanding under the ARP LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 0.8 years. ARP used the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

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

NOTE 15—OPERATING SEGMENT INFORMATION

The Company’s operations include three reportable operating segments: ARP, AGP, and corporate and other. These operating segments reflect the way the Company manages its operations and makes business decisions. Corporate and other includes the Company’s equity investment in Lightfoot (see Note 1), as well as its general and administrative and interest expenses. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Atlas Resource:
Revenues	$96,125	$138,897	$339,714	$300,254
Operating costs and expenses	(75,822)	(85,342)	(163,640)	(190,153)
Depreciation, depletion and amortization expense	(42,494)	(59,680)	(85,485)	(111,499)
Gain (loss) on asset sales and disposal	97	9	86	(1,594)
Interest expense	(24,716)	(13,263)	(49,913)	(26,451)
Segment income (loss)	$(46,810)	$(19,379)	$40,762	$(29,443)
Atlas Growth:
Revenues	$1,865	$2,457	$4,176	$3,025
Operating costs and expenses	(3,243)	(2,889)	(8,312)	(4,737)
Depreciation, depletion and amortization expense	(782)	(726)	(2,247)	(946)
Segment loss	$(2,160)	$(1,158)	$(6,383)	$(2,658)
Corporate and other:
Revenues	$257	$250	$156	$472
General and administrative	(2,359)	(1,299)	(22,574)	(4,620)
Gain on asset sales and disposal	—	3	—	3
Interest expense	(8,471)	(2,811)	(18,025)	(5,600)
Segment loss	$(10,573)	$(3,857)	$(40,443)	$(9,745)
Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Atlas Resource	$(46,810)	$(19,379)	$40,762	$(29,443)
Atlas Growth	(2,160)	(1,158)	(6,383)	$(2,658)
Corporate and other	(10,573)	$(3,857)	$(40,443)	$(9,745)
Net loss	$(59,543)	$(24,394)	$(6,064)	$(41,846)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Resource	$96,125	$138,897	$339,714	$300,254
Atlas Growth	1,865	2,457	4,176	$3,025
Corporate and other	257	250	156	$472
Total revenues	$98,247	$141,604	$344,046	$303,751
Capital expenditures:
Atlas Resource	$26,993	$54,718	$69,491	$94,649
Atlas Growth	3,175	7,092	13,118	11,580
Corporate and other	—	—	—	—
Total capital expenditures	$30,168	$61,810	$82,609	$106,229

	June 30,	December 31,
	2015	2014
Balance sheet:
Goodwill:
Atlas Resource	$13,639	$13,639
Atlas Growth	—	—
Corporate and other	—	—
	$13,639	$13,639
Total assets:
Atlas Resource	$2,701,094	$2,791,553
Atlas Growth	229,981	190,161
Corporate and other	13,763	44,601
	$2,944,838	$3,026,315

NOTE 16—SUBSEQUENT EVENTS

The Company

On July 22, 2015, the Company declared a monthly cash distribution of $0.3 million for the month ended June 30, 2015 related to its Series A Preferred Units. The distribution will be paid on August 14, 2015 to unitholders of record at the close of business on August 7, 2015.

Atlas Resource

Cash Distributions. On July 22, 2015, ARP declared a monthly distribution of $0.1083 per common unit for the month of June 30, 2015. The $11.2 million distribution, including $0.2 million and $0.6 million to the general partner and preferred limited partners, respectively, will be paid on August 14, 2015 to unitholders of record at the close of business on August 7, 2015.

On July15, 2015, ARP paid a quarterly distribution of $0.5390625 per Class D ARP Preferred Unit, or $2.2 million, for the second quarter of 2015 to Class D ARP Preferred Unitholders of record as of July 1, 2015.

On July 15, 2015, ARP paid an initial quarterly distribution of $0.6793 per Class E ARP Preferred Unit, or $0.2 million, for the period from April 14, 2015 through July 15, 2015 of 2015 to Class E ARP Preferred Unitholders of record as of July 1, 2015.

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

Unless the context otherwise requires, references in this Form 10-Q to “the Company,” “we,” “us,” “our” and “our company,” when used in a historical context or in the present tense, refer to the businesses and subsidiaries owned by Atlas Energy Group, LLC, a Delaware limited liability company, and its combined subsidiaries. References in this 10-Q to “ARP” or “Atlas Resource Partners” refer to Atlas Resource Partners, L.P., a Delaware limited partnership and references to “AGP” or “Atlas Growth Partners” refer to Atlas Growth Partners, L.P., a Delaware limited partnership.

BUSINESS OVERVIEW

We are a Delaware limited liability company formed in October 2011. At June 30, 2015, our operations primarily consisted of our ownership interests in the following:

•

100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 25.0% limited partner interest (consisting of 20,962,485 common and 3,749,986 preferred limited partner units) in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities;

•

80.0% general partner interest and a 1.2% limited partner interest in Atlas Growth Partners, L.P., a Delaware limited partnership that currently conducts natural gas and oil operations in the mid-continent region of the United States (“AGP”); and

•

15.9% general partner interest and 12.0% limited partner interest in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, its general partner, which incubate new MLPs and invest in existing MLPs;

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

Our combined consolidated financial statements contain our accounts and those of our combined consolidated subsidiaries, all of which are wholly-owned at June 30, 2015, except for ARP and AGP, which we control. Due to the structure of our ownership interests in ARP and AGP, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP and AGP into our combined consolidated financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP and AGP are reflected as income (loss) attributable to non-controlling interests in our combined consolidated statements of operations and as a component of unitholders’ equity on our combined consolidated balance sheets. Throughout this section, when we refer to “our” combined consolidated financial statements, we are referring to the combined consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP and AGP, adjusted for non-controlling interests in ARP and AGP. All significant intercompany transactions and balances have been eliminated in the combination of the financial statements. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

SUBSEQUENT EVENTS

Cash distributions. On July 22, 2015, we declared a monthly cash distribution of $0.3 million for the month ended June 30, 2015 related to our Series A convertible preferred units (“Series A Preferred Units”). The distribution will be paid on August 14, 2015 to unitholders of record at the close of business on August 7, 2015.

Atlas Resource

Cash distributions. On July 22, 2015, ARP declared a monthly distribution of $0.1083 per common unit for the month of June 30, 2015. The $11.2 million distribution, including $0.2 million and $0.6 million to the general partner and the preferred limited partners, respectively, will be paid on August 14, 2015 to unitholders of record at the close of business on August 7, 2015.

On July 15, 2015, ARP paid a quarterly distribution of $0.5390625 per 8.625% class D cumulative redeemable perpetual preferred unit (“Class D ARP Preferred Units”), or $2.2 million, for the second quarter of 2015 to holders of record as of July 1, 2015.

On July 15, 2015, ARP paid an initial quarterly distribution of $0.6793 per 10.75% Class E Cumulative Redeemable Perpetual Preferred Unit (“Class E ARP Preferred Units”), or $0.2 million, for the period from April 14, 2015 through July 15, 2015 to Class E ARP Preferred Unitholders of record as of July 1, 2015.

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

Atlas Resource

Arkoma Acquisition. On June 5, 2015, ARP completed the acquisition of our coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma for approximately $31.5 million, net of purchase price adjustments (the “Arkoma Acquisition”). ARP funded the purchase price through the issuance of 6,500,000 ARP common limited partner units. The Arkoma Acquisition had an effective date of January 1, 2015, however, as the acquisition constituted a transaction between entities under common control, we retrospectively adjusted our consolidated financial statements for any date prior to the date of acquisition to reflect our results on a consolidated basis with the results of the Arkoma assets as of or at the beginning of the respective period.

Issuance of ARP Common Units. In May 2015, in connection with the Arkoma Acquisition, ARP issued 6,500,000 of its common limited partner units in a public offering at a price of $7.97 per unit, yielding net proceeds of approximately $49.5 million. ARP used a portion of the net proceeds to fund the Arkoma Acquisition and to reduce borrowings outstanding under its revolving credit facility (see “Issuance of Units”).

Issuance of ARP Preferred Units. In April 2015, ARP issued 255,000 of its new created 10.75% Class E ARP Preferred Units at a public offering price of $25.00 per Class E Unit for net proceeds of approximately $6.0 million. Distributions are payable on the Class E ARP Preferred Units at a rate of 10.75% per annum of the stated liquidation preference of $25.00.

Credit Facility Amendment. On February 23, 2015, ARP entered into a Sixth Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amendment amends the Second Amended and Restated Credit Agreement (the “ARP Credit Agreement”), dated July 31, 2013.  Among other things, the Sixth Amendment:

•	reduced the borrowing base under the ARP Credit Agreement from $900.0 million to $750.0 million;

•	permitted the incurrence of second lien debt in an aggregate principal amount up to $300.0 million;

•	rescheduled the May 1, 2015 borrowing base redetermination for July 1, 2015;

•	if the borrowing base utilization (as defined in the ARP Credit Agreement) is less than 90%, increased the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels,

•

following the next scheduled redetermination of the borrowing base, upon the issuance of senior notes or the incurrence of second lien debt, reduces the borrowing base by 25% of the stated amount of such senior notes or additional second lien debt; and

•

revised the maximum ratio of Total Funded Debt to EBITDA to be (i) 5.25 to 1.0 as of the last day of the quarters ending on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ending on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter.

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

Atlas Growth

Private Placement Fundraising. On June 30, 2015, AGP concluded a private placement offering, during which it issued $233.0 million of its common limited partner units.  Of the $233.0 million of gross funds raised, we purchased $5.0 million common limited partner units during the offering.

CONTRACTUAL REVENUE ARRANGEMENTS

Natural Gas and Oil Production

Natural Gas. Our subsidiaries market the majority of their natural gas production to gas marketers directly or to third party plant operators who process and market our subsidiaries’ gas. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The pricing indices for the majority of our subsidiaries’ production areas are as follows:

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

Crude Oil. Crude oil produced from our subsidiaries’ wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. The crude oil is typically sold at the prevailing spot market price for each region, less appropriate trucking/pipeline charges. The oil and natural gas liquids production of ARP’s Rangely assets flows into a common carrier pipeline and is sold at prevailing market prices, less applicable transportation and oil quality differentials. Our subsidiaries do not have delivery commitments for fixed and determinable quantities of crude oil in any future periods under existing contracts or agreements.

Natural Gas Liquids. NGLs are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas to meet pipeline specifications for transport or sale to end users or marketers operating on the receiving pipeline. The resulting plant residue natural gas is sold as indicated above and our subsidiaries’ NGLs are generally priced and sold using the Mont Belvieu (TX) or Conway (KS) regional processing indices. The cost to process and fractionate the NGLs from the gas stream is typically either a volumetric fee for the gas and liquids processed or a percentage retention by the processing and fractionation facility. Our subsidiaries do not have delivery commitments for fixed and determinable quantities of NGLs in any future periods under existing contracts or agreements.

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

Natural Gas and Oil Production

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines during the fourth quarter of 2014 and the first half of 2015. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities for our subsidiaries over the long-term in the areas in which they operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

Our and our subsidiaries’ future gas and oil reserves, production, cash flow, the ability to make payments on debt and the ability to make distributions to unitholders, including ARP’s and AGP’s ability to make distributions to us, depend on our subsidiaries’ success in producing current reserves efficiently, developing existing acreage and acquiring additional proved reserves economically. Our subsidiaries face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas and oil production from particular wells decrease. Our subsidiaries attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than produced.

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. At June 30, 2015, our consolidated gas and oil production revenues and expenses consisted of our subsidiaries’ gas and oil production activities. ARP has focused its natural gas, crude oil and NGL production operations in various plays throughout the United States. AGP’s gas and oil production derives from its wells drilled in the Eagle Ford, Marble Falls and Mississippi Lime plays. Through June 30, 2015, our subsidiaries have established production positions in the following operating areas:

•	the Eagle Ford Shale in south Texas, in which ARP and AGP acquired acreage and producing wells in November 2014;

•

AGP’s and ARP’s Barnett Shale and Marble Falls play, both in the Fort Worth Basin in northern Texas. The Barnett Shale contains mostly dry gas and the Marble Falls play contains liquids rich gas and oil;

•

ARP’s coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the County Line area of Wyoming, as well as the Cedar Bluff area of West Virginia and Virginia, where ARP established a position following its acquisition of assets from GeoMet Inc. in May 2014, and the Arkoma Basin in eastern Oklahoma, where ARP established a position following the Arkoma Acquisition (“see Recent Developments”);

•

ARP’s Rangely field in northwest Colorado, a mature tertiary CO2 flood with low-decline oil production, where ARP has a 25% non-operated net working interest position following ARP’s acquisition on June 30, 2014 (“Rangely Acquisition”);

•

ARP’s Appalachia Basin assets, including the Marcellus Shale, a rich, organic shale that generally contains dry, pipeline-quality natural gas, and the Utica Shale, which lies several thousand feet below the Marcellus Shale, is much thicker than the Marcellus Shale and trends primarily towards wet natural gas in the central region and dry gas in the eastern region;

•	AGP’s and ARP’s Mississippi Lime and Hunton plays in northwestern Oklahoma, an oil and NGL-rich area; and
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

The following table presents the number of wells our subsidiaries drilled and the number of wells our subsidiaries turned in line, both gross and for our respective interests, during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Atlas Growth:
Gross wells drilled	—	2	—	10
Our share of gross wells drilled	—	2	—	10
Gross wells turned in line(1)	2	5	2	10
Net wells turned in line(1)	2	5	2	10

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Atlas Resource:
Gross wells drilled	2	38	7	68
Our share of gross wells drilled(2)	2	24	5	43
Gross wells turned in line(1)	10	29	31	60
Net wells turned in line(1) (2)	3	22	10	41

(1)	Wells turned in line refers to wells that have been drilled, completed, and connected to a gathering system.
(2)

Includes (i) ARP’s percentage interest in the wells in which it has a direct ownership interest and (ii) ARP’s percentage interest in the wells based on its percentage ownership in its Drilling Partnerships.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Production:(1)(2)
Atlas Resource:(3)
Appalachia:
Natural gas (MMcf)	2,855	3,450	5,755	7,154
Oil (000’s Bbls)	34	35	64	73
NGLs (000’s Bbls)	3	4	6	7
Total (MMcfe)	3,076	3,687	6,175	7,630
Coal-bed Methane:
Natural gas (MMcf)	11,949	11,935	24,021	22,701
Oil (000’s Bbls)	—	—	—	—
NGLs (000’s Bbls)	—	—	—	—
Total (MMcfe)	11,949	11,935	24,021	22,701
Barnett/Marble Falls:
Natural gas (MMcf)	4,311	5,434	8,776	10,645
Oil (000’s Bbls)	58	112	125	187
NGLs (000’s Bbls)	191	251	395	483
Total (MMcfe)	5,800	7,614	11,898	14,663
Rangely/Eagle Ford:
Natural gas (MMcf)	18	—	63	—
Oil (000’s Bbls)	354	—	706	—
NGLs (000’s Bbls)	27	—	60	—
Total (MMcfe)	2,307	—	4,658	—
Mississippi Lime/Hunton:
Natural gas (MMcf)	585	576	1,267	1,104
Oil (000’s Bbls)	35	40	81	67
NGLs (000’s Bbls)	49	49	104	93
Total (MMcfe)	1,086	1,111	2,378	2,063
Other operating areas:
Natural gas (MMcf)	287	297	584	603
Oil (000’s Bbls)	2	2	4	4
NGLs (000’s Bbls)	21	31	39	61
Total (MMcfe)	421	498	841	997
Total Atlas Resource:
Natural gas (MMcf)	20,006	21,692	40,466	42,207
Oil (000’s Bbls)	482	190	980	331
NGLs (000’s Bbls)	291	336	605	644
Total (MMcfe)	24,639	24,844	49,971	48,053
Atlas Growth:
Natural gas (MMcf)	44	85	109	108
Oil (000’s Bbls)	29	18	73	23
NGLs (000’s Bbls)	6	11	15	14
Total (MMcfe)	252	259	636	326
Total production:
Natural gas (MMcf)	20,050	21,778	40,576	42,315
Oil (000’s Bbls)	511	208	1,053	353
NGLs (000’s Bbls)	296	346	619	657
Total (MMcfe)	24,892	25,103	50,607	48,379
Production per day:(1)(2)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Atlas Resource:(3)
Appalachia:
Natural gas (Mcfd)	31,378	37,916	31,796	39,522
Oil (Bpd)	369	388	352	401
NGLs (Bpd)	35	45	35	37
Total (Mcfed)	33,804	40,513	34,118	42,152
Coal-bed Methane:
Natural gas (Mcfd)	131,310	131,156	132,714	125,420
Oil (Bpd)	—	—	—	—
NGLs (Bpd)	—	—	—	—
Total (Mcfed)	131,310	131,156	132,714	125,420
Barnett/Marble Falls:
Natural gas (Mcfd)	47,369	59,711	48,487	58,810
Oil (Bpd)	633	1,231	691	1,034
NGLs (Bpd)	2,095	2,762	2,184	2,666
Total (Mcfed)	63,740	83,669	65,736	81,009
Rangely/Eagle Ford:
Natural gas (Mcfd)	200	—	349	—
Oil (Bpd)	3,890	—	3,900	—
NGLs (Bpd)	302	—	330	—
Total (Mcfed)	25,354	—	25,732	—
Mississippi Lime/Hunton:
Natural gas (Mcfd)	6,429	6,325	7,001	6,100
Oil (Bpd)	383	437	448	369
NGLs (Bpd)	534	543	574	514
Total (Mcfed)	11,931	12,205	13,137	11,400
Other operating areas:
Natural gas (Mcfd)	3,158	3,267	3,224	3,334
Oil (Bpd)	17	27	21	23
NGLs (Bpd)	227	340	216	339
Total (Mcfed)	4,622	5,470	4,645	5,506
Total Atlas Resource:
Natural gas (Mcfd)	219,844	238,375	223,571	233,186
Oil (Bpd)	5,293	2,084	5,412	1,827
NGLs (Bpd)	3,194	3,689	3,340	3,556
Total (Mcfed)	270,761	273,014	276,083	265,488
Atlas Growth:
Natural gas (Mcfd)	481	939	604	597
Oil (Bpd)	320	200	405	125
NGLs (Bpd)	62	118	81	75
Total (Mcfed)	2,773	2,847	3,516	1,800
Total production per day:
Natural gas (Mcfd)	220,325	239,314	224,175	233,783
Oil (Bpd)	5,613	2,284	5,817	1,953
NGLs (Bpd)	3,256	3,808	3,421	3,631
Total (Mcfed)	273,534	275,861	279,599	267,288

(1)

Production quantities consist of the sum of (i) the proportionate share of production from wells in which our subsidiaries have a direct interest, based on the proportionate net revenue interest in such wells, and (ii) ARP’s proportionate share of production from wells owned by the Drilling Partnerships in which it has an interest, based on ARP’s equity interest in each such Drilling Partnership and based on each Drilling Partnership’s proportionate net revenue interest in these wells.

(2)

“MMcf” represents million cubic feet; “MMcfe” represent million cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day. Barrels are converted to Mcfe using the ratio of approximately 6 Mcf to one barrel.

(3)

Appalachia includes ARP’s production located in Pennsylvania, Ohio, New York and West Virginia (excluding the Cedar Bluff area); Coal-bed methane includes ARP’s production located in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama, the Cedar Bluff area of West Virginia and Virginia, the Arkoma Basin in eastern Oklahoma and the County Line area of Wyoming; Rangely/Eagle Ford includes ARP’s 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado and AGP’s and ARP’s production located in southern Texas; Other operating areas include ARP’s production located in the Chattanooga, New Albany and Niobrara Shales.

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas and oil. The following table presents production revenues and average sales prices for AGP’s and ARP’s natural gas, oil, and NGLs production for the three and six months ended June 30, 2015 and 2014, along with average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Production revenues (in thousands):
Atlas Resource:
Natural gas revenue	$56,548	$81,780	$123,089	$159,982
Oil revenue	35,861	17,192	68,246	29,475
NGLs revenue	4,851	9,265	10,174	19,037
Total revenues	$97,260	$108,237	$201,509	$208,494
Atlas Growth:
Natural gas revenue	$114	$367	$291	$478
Oil revenue	1,631	1,755	3,646	2,130
NGLs revenue	72	335	191	417
Total revenues	$1,817	$2,457	$4,128	$3,025
Total production revenues:
Natural gas revenue	$56,662	$82,147	$123,380	$160,460
Oil revenue	37,492	18,947	71,892	31,605
NGLs revenue	4,923	9,600	10,365	19,454
Total revenues	$99,077	$110,694	$205,637	$211,519

Average sales price:
Atlas Resource:
Natural gas (per Mcf):(1)
Total realized price, after hedge(2)(3)	$3.33	$3.79	$3.46	$3.92
Total realized price, before hedge(2)	$2.14	$4.13	$2.34	$4.39
Oil (per Bbl):(1)
Total realized price, after hedge(3)	$83.19	$90.66	$81.98	$89.12
Total realized price, before hedge	$53.35	$98.95	$48.32	$96.49
NGLs (per Bbl):(1)
Total realized price, after hedge(3)	$22.58	$27.60	$22.53	$29.57
Total realized price, before hedge	$13.78	$28.93	$13.95	$32.15
Atlas Growth:
Natural gas (per Mcf):(1)
Total realized price, after hedge	$2.61	$4.29	$2.66	$4.42
Total realized price, before hedge	$2.61	$4.29	$2.66	$4.42
Oil (per Bbl):(1)
Total realized price, after hedge	$56.01	$96.53	$49.79	$93.77
Total realized price, before hedge	$55.84	$96.53	$49.72	$93.77
NGLs (per Bbl):(1)
Total realized price, after hedge	$12.76	$31.13	$13.06	$30.75
Total realized price, before hedge	$12.76	$31.13	$13.06	$30.75

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Production costs (per Mcfe):(1)
Atlas Resource:
Lease operating expenses(4)	$1.36	$1.22	$1.36	$1.19
Production taxes	0.16	0.24	0.20	0.26
Transportation and compression	0.24	0.27	0.24	0.28
	$1.77	$1.73	$1.79	$1.73
Atlas Growth:
Lease operating expenses(4)	$1.47	$2.22	$1.15	$2.39
Production taxes	0.36	0.50	0.33	0.49
Transportation and compression	0.09	—	0.05	—
	$1.92	$2.72	$1.53	$2.88
Total production costs:
Lease operating expenses(4)	$1.37	$1.23	$1.36	$1.20
Production taxes	0.17	0.25	0.20	0.26
Transportation and compression	0.24	0.26	0.23	0.28
	$1.77	$1.74	$1.79	$1.74

(1)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(2)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three months ended June 30, 2015 and 2014. Including the effect of this subordination, ARP’s average realized gas sales price was $3.28 per Mcf ($2.09 per Mcf before the effects of financial hedging) and $3.77 per Mcf ($4.12 per Mcf before the effects of financial hedging) for three months ended June 30, 2015 and 2014, respectively, and $3.40 per Mcf ($2.29 per Mcf before the effects of financial hedging) and $3.79 per Mcf ($4.26 per Mcf before the effects of financial hedging) for six months ended June 30, 2015 and 2014, respectively.

(3)

Includes the impact of cash settlements on ARP’s commodity derivative contracts not previously included within accumulated other comprehensive income following ARP’s decision to de-designate hedges beginning on January 1, 2015, consisting of $9.0 million associated with natural gas derivative contracts, $4.2 million associated with crude oil derivative contracts, and $1.7 million associated with natural gas liquids derivative contracts for the three months ended June 30, 2015, and $14.6 million associated with natural gas derivative contracts, $12.1 million associated with crude oil derivative contracts, and $3.4 million associated with natural gas liquids derivative contracts for the six months ended June 30, 2015 (see “Item 1. Financial Statements – Note 8”).

(4)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for the three and six months ended June 30, 2015 and 2014. Including the effects of these costs, ARP’s total lease operating expenses per Mcfe were $1.34 per Mcfe ($1.75 per Mcfe for total production costs) and $1.23 per Mcfe ($1.74 per Mcfe for total production costs) for the three months ended June 30, 2015 and 2014, respectively, and $1.34 per Mcfe ($1.77 per Mcfe for total production costs) and $1.16 per Mcfe ($1.70 per Mcfe for total production costs) for the six months ended June 30, 2015 and 2014, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.34 per Mcfe ($1.75 per Mcfe for total production costs) and $1.24 per Mcfe ($1.75 per Mcfe for total production costs) for the three months ended June 30, 2015 and 2014, respectively, and $1.33 per Mcfe ($1.77 per Mcfe for total production costs) and $1.17 per Mcfe ($1.71 per Mcfe for total production costs) for the six months ended June 30, 2015 and 2014, respectively.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Total production revenues were $99.1 million for the three months ended June 30, 2015, a decrease of $11.6 million from $110.7 million for the three months ended June 30, 2014. This decrease consisted of a $20.0 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls operations, a $10.8 million decrease attributable to ARP’s Appalachia assets, a $7.7 million decrease attributable to ARP’s coal-bed methane assets, a $4.7 million decrease attributable to ARP’s Mississippi Lime/Hunton assets, and a $1.0 million decrease associated with ARP’s other operating areas, partially offset by a $31.2 million increase attributable to ARP’s newly acquired Rangely and Eagle Ford assets, and a $1.4 million increase attributable to AGP’s newly acquired Eagle Ford assets.

Total production costs were $43.6 million for the three months ended June 30, 2015, a decrease of $0.2 million from $43.8 million for the three months ended June 30, 2014. Total production costs per Mcfe increased to $1.77 per Mcfe for the three months ended June 30, 2015 from $1.74 per Mcfe for the comparable prior year period primarily as a result of the increase in ARP’s oil production as a component of ARP’s total production.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Total production revenues were $205.6 million for the six months ended June 30, 2015, a decrease of $5.9 million from $211.5 million for the six months ended June 30, 2014. This decrease consisted of a $33.4 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls operations, an $18.4 million decrease attributable to ARP’s Appalachia assets, a $7.2 million decrease attributable to ARP’s Mississippi Lime/Hunton assets, a $6.4 million decrease attributable to ARP’s coal-bed methane assets, and a $2.1 million decrease associated with ARP’s other operating areas, partially offset by a $58.4 million increase attributable to ARP’s newly acquired Rangely and Eagle Ford assets, and a $3.2 million increase attributable to AGP’s newly acquired Eagle Ford assets.

Total production costs were $89.6 million for the six months ended June 30, 2015, an increase of $7.0 million from $82.6 million for the six months ended June 30, 2014. This increase primarily consisted of a $17.9 million increase attributable to ARP’s newly acquired Rangely/Eagle Ford assets, a $0.6 million decrease in the credit received against ARP’s lease operating expenses pertaining to the subordination of its revenue within its Drilling Partnerships, a $0.4 million increase attributable to AGP’s Eagle Ford assets, and a $0.3 million increase attributable to AGP’s and ARP’s Mississippi Lime/Hunton assets, partially offset by an $8.2 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls assets, a $3.6 million decrease attributable to ARP’s Appalachia operations, a $0.2 million decrease attributable to production costs associated with ARP’s coal-bed methane assets, and a $0.2 million decrease associated with ARP’s other operating areas. Total production costs per Mcfe increased to $1.79 per Mcfe for the six months ended June 30, 2015 from $1.74 per Mcfe for the comparable prior year period primarily as a result of the increase in ARP’s oil production as a component of ARP’s total production.

Well Construction and Completion

Drilling Program Results. At June 30, 2015, our well construction and completion revenues and expenses consisted solely of ARP’s activities. The number of wells ARP drills will vary within ARP’s partnership management segment depending on the amount of capital it raises through its Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships ARP sponsors. The following table presents the amounts of Drilling Partnership investor capital raised and deployed (in thousands), as well as sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Drilling partnership investor capital:
Raised	$—	$1,555	$—	$1,555
Deployed	$16,956	$16,336	$40,611	$65,713

Average construction and completion:
Revenue per well	$6,472	$2,364	$3,136	$2,934
Cost per well	5,628	2,056	2,727	2,551
Gross profit per well	$844	$308	$409	$383
Gross profit margin	$2,211	$2,130	$5,296	$8,571
Partnership net wells associated with revenue recognized(1):
Appalachia - Utica	2	—	2	1
Barnett/Marble Falls	—	4	5	15
Rangely/Eagle Ford	—	—	1	—
Mississippi Lime/Hunton	1	3	5	6
Total	3	7	13	22

(1)	Consists of ARP’s Drilling Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Well construction and completion margin was $2.2 million for the three months ended June 30, 2015, an increase of $0.1 million from $2.1 million for the three months ended June 30, 2014. This increase consisted of a $1.4 million increase associated with ARP’s higher gross profit margin per well, partially offset by a $1.3 million decrease related to fewer wells recognized for revenue within ARP’s Drilling Partnerships. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Utica Shale wells within ARP’s Drilling Partnerships during the three months ended June 30, 2015 compared with the prior year period. As ARP’s drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in its average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells ARP drills.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Well construction and completion margin was $5.3 million for the three months ended June 30, 2015, a decrease of $3.3 million from $8.6 million for the six months ended June 30, 2014. This decrease consisted of a $3.6 million decrease related to fewer wells recognized for revenue within ARP’s Drilling Partnerships, partially offset by a $0.3 million increase associated with ARP’s higher gross profit margin per well. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Eagle Ford Shale wells within ARP’s Drilling Partnerships during the six months ended June 30, 2015 compared with the prior year period.

Administration and Oversight

At June 30, 2015, our administration and oversight revenues and expenses consist solely of ARP’s activities. Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s Drilling Partnerships. Typically, ARP receives a lower administration and oversight fee related to shallow, vertical wells it drills within the Drilling Partnerships, such as those in the Marble Falls and Niobrara Shale, as compared to deep, horizontal wells, such as those drilled in the Marcellus Shale and the Utica Shales. The following table presents the number of gross and net development wells ARP drilled for its Drilling Partnerships during the three and six months ended June 30, 2015 and 2014. There were no exploratory wells drilled during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross partnership wells drilled:
Barnett/Marble Falls	—	9	2	32
Mississippi Lime/Hunton	—	8	2	11
Total	—	17	4	43
Net partnership wells drilled:
Barnett/Marble Falls	—	9	2	20
Mississippi Lime/Hunton	—	8	1	11
Total	—	17	3	31

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Administration and oversight fee revenues were $0.5 million for the three months ended June 30, 2015, a decrease of $3.7 million from $4.2 million for the three months ended June 30, 2014. This decrease was due to a decrease in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls and the Mississippi Lime plays.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Administration and oversight fee revenues were $1.8 million for the six months ended June 30, 2015, a decrease of $4.1 million from $5.9 million for the six months ended June 30, 2014. This decrease was due to a decrease in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls and the Mississippi Lime plays.

Well Services

At June 30, 2015, our well services revenues and expenses consisted solely of ARP’s activities. Well services revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs, including work performed for ARP’s Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which ARP serves as operator.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Well services revenues were $6.1 million for the three months ended June 30, 2015, a decrease of $0.3 million from $6.4 million for the three months ended June 30, 2014. Well services expenses were $2.1 million for the three months ended June 30, 2015, a decrease of $0.3 million from $2.4 million for the three months ended June 30, 2014. The decrease in well services revenue is primarily related to ARP’s efforts to increase production through intermittent operation of certain legacy wells. The decrease in well services expense is primarily related to lower labor and other employee costs.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Well services revenues were $12.7 million for the six months ended June 30, 2015, an increase of $0.9 million from $11.8 million for the six months ended June 30, 2014. Well services expenses were $4.3 million for the six months ended June 30, 2015, a decrease of $0.6 million from $4.9 million for the six months ended June 30, 2014. The increase in well services revenue is primarily related to the increased utilization of ARP’s salt water gathering and disposal systems within the Mississippi Lime and Marble Falls plays by ARP’s Drilling Partnership wells. The decrease in well services expense is primarily related to lower labor and other employee costs.

Gathering and Processing

At June 30, 2015, our gathering and processing margin consisted solely of ARP’s activities. Gathering and processing revenues and expenses include gathering fees ARP charges to its Drilling Partnership wells and the related expenses and gross margin for ARP’s processing plants in the New Albany Shale and the Chattanooga Shale. Generally, ARP charges a gathering fee to its Drilling Partnership wells equivalent to the fees it remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of its gathering expenses, specifically those in the Appalachian Basin, will generally exceed the revenues collected from the Drilling Partnerships by approximately 3%.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Our net gathering and processing expense for the three months ended June 30, 2015 was net expense of $0.3 million, a favorable movement of $0.2 million compared with net expense of $0.5 million for the three months ended June 30, 2014. This favorable movement was principally due to decreases in ARP’s production volume and average realized natural gas price on its production volume within the Appalachian Basin between the periods.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Our net gathering and processing expense for the six months ended June 30, 2015 was net expense of $0.6 million, an unfavorable movement of $0.1 million compared with net expense of $0.5 million for the six months ended June 30, 2014. This unfavorable movement was principally due to lower gathering fees from ARP’s Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing ARP’s gathering pipeline, in comparison with the prior year period, partially offset by decreases in ARP’s production volume and average realized natural gas price on production volume within the Appalachian Basin between the periods.

Gain (Loss) on Mark-to-Market Derivatives

On January 1, 2015, ARP discontinued hedge accounting for its qualified commodity derivatives. As such, subsequent changes in fair value of these derivatives are recognized immediately within gain (loss) on mark-to-market derivatives on our combined consolidated statements of operations. The fair values of these commodity derivative instruments at December 31, 2014, which were recognized in accumulated other comprehensive income within unitholders’ equity on our combined consolidated balance sheet, will be reclassified to our combined consolidated statements of operations in the future at the time the originally hedged physical transactions settle.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. We recognized a loss on mark-to-market derivatives of $26.9 million for the three months ended June 30, 2015. This loss was due primarily to mark-to-market losses in the current quarter primarily related to the change in ARP’s and AGP’s natural gas and oil prices during the period. There were no gains or losses on mark-to-market derivatives during the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. We recognized a gain on mark-to-market derivatives of $78.7 million for the six months ended June 30, 2015. This gain was due primarily to mark-to-market gains in the current year primarily related to the change in ARP’s and AGP’s natural gas and oil prices during the year. There were no gains or losses on mark-to-market derivatives during the six months ended June 30, 2014.

Other, Net

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Other, net for the three months ended June 30, 2015 was income of $0.3 million, comparable with the prior year period.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Other, net for the six months ended June 30, 2015 was income of $0.2 million as compared with income of $0.6 million for the comparable prior year period. This $0.4 million unfavorable movement was primarily due to a $0.3 million decrease in income from our equity investment in Lightfoot.

Other Costs and Expenses

General and Administrative Expenses

The following table presents our and our subsidiaries’ general and administrative expenses for each of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General and Administrative expenses:
Atlas Energy	$2,359	$1,299	$22,574	$4,620
Atlas Growth	2,759	2,183	7,337	3,798
Atlas Resource	13,287	21,315	30,422	37,770
Total	$18,405	$24,797	$60,333	$46,188

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Total general and administrative expenses decreased to $18.4 million for the three months ended June 30, 2015 from $24.8 million for the three months ended June 30, 2014. Our $2.4 million of general and administrative expenses for the three months ended June 30, 2015 represents a $1.1 million increase from the comparable prior year period, due to a $0.9 million increase in stock compensation expense and a $0.2 million increase in other corporate activities. AGP’s $2.8 million of general and administrative expenses for the three months ended June 30, 2015 represents a $0.6 million increase from the comparable prior year period related to an increase in salaries, wages, and other corporate activities due to the growth of its business. ARP’s $13.3 million of general and administrative expenses for the three months ended June 30, 2015 represents an $8.0 million decrease from the comparable prior year period, which was primarily due to a $7.5 million decrease in non-recurring transaction costs related to the acquisitions of assets in the current year compared to the prior year period and a $1.1 million decrease in non-cash compensation expense, partially offset by a $0.6 million increase in other corporate activities during the current year period in comparison with the prior year period.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Total general and administrative expenses increased to $60.3 million for the six months ended June 30, 2015 from $46.2 million for the six months ended June 30, 2014. Our $22.6 million of general and administrative expenses for the six months ended June 30, 2015 represents an $18.0 million increase from the comparable prior year period, due to a $17.1 million increase in non-recurring transaction costs due to our spin-off from Atlas Energy, and a $0.9 million increase in stock compensation expense. AGP’s $7.3 million of general and administrative expenses for the six months ended June 30, 2015 represents a $3.5 million increase from the comparable prior year period related to an increase in salaries, wages, and other corporate activities due to the growth of its business. ARP’s $30.4 million of general and administrative expenses for the six months ended June 30, 2015 represents a $7.4 million decrease from the comparable prior year period, which was primarily due to a $7.7 million decrease in its non-recurring transaction costs related to the acquisitions of assets in the current year compared to the prior year period, partially offset by a $0.3 million increase in its non-cash compensation expense.

Depreciation, Depletion and Amortization

The following table presents our subsidiaries’ depreciation, depletion and amortization expense for each of the respective periods (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation, depletion and amortization:
Atlas Growth	782	726	2,247	946
Atlas Resource	42,494	59,680	85,485	111,499
Total	$43,276	$60,406	$87,732	$112,445

Total depreciation, depletion and amortization decreased to $43.3 million for the three months ended June 30, 2015 compared with $60.4 million for the comparable prior year period, which was primarily due to a $17.8 million decrease in depletion expense.

Total depreciation, depletion and amortization decreased to $87.7 million for the six months ended June 30, 2015 compared with $112.4 million for the comparable prior year period, which was primarily due to a $26.0 million decrease in depletion expense.

The following table presents our subsidiaries’ depletion expense per Mcfe for AGP’s and ARP’s operations for the respective periods (in thousands, except per Mcfe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depletion expense:
Total	$40,143	$57,920	$81,726	$107,735
Depletion expense as a percentage of gas and oil production revenue	41%	52%	40%	51%
Depletion per Mcfe	$1.61	$2.31	$1.61	$2.23

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Depletion expense was $40.1 million for the three months ended June 30, 2015, a decrease of $17.8 million compared with $57.9 million for the three months ended June 30, 2014. Depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 41% for the three months ended June 30, 2015 from 52% for the comparable prior year period. Depletion expense per Mcfe was $1.61 for the three months ended June 30, 2015, a decrease of $0.70 per Mcfe from $2.31 per Mcfe for the three months ended June 30, 2014. The decreases in depletion expense, depletion expense as a percentage of gas and oil revenues, and depletion expense per Mcfe when compared with the comparable prior year period are the result of the asset impairment recognized at December 31, 2014.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Depletion expense was $81.7 million for the six months ended June 30, 2015, a decrease of $26.0 million compared with $107.7 million for the six months ended June 30, 2014. Depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 40% for the six months ended June 30, 2015 from 51% for the comparable prior year period. Depletion expense per Mcfe was $1.61 for the six months ended June 30, 2015, a decreases of $0.62 per Mcfe from $2.23 per Mcfe for the six months ended June 30, 2014. The decreases in depletion expense, depletion expense as a percentage of gas and oil revenues, and depletion expense per Mcfe when compared with the comparable prior year period are the result of the asset impairment recognized at December 31, 2014.

Gain (Loss) on Asset Sales and Disposal

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. During the three months ended June 30, 2015 and 2014, we recognized gains on asset sales and disposal of $0.1 million and approximately $12,000, respectively.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. During the six months ended June 30, 2015 and 2014, we recognized gain on asset sales and disposal of $0.1 million and losses of $1.6 million, respectively. The $1.6 million loss on asset sales and disposal for six months ended June 30, 2014 was primarily related to ARP’s sale of producing wells in its Niobrara Shale in connection with the settlement of a third party farm-out agreement.

Interest Expense

The following table presents our interest expense and that which was attributable to ARP for each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Expense:
Atlas Energy	$8,471	$2,811	$18,025	$5,600
Atlas Resource	24,716	13,263	49,913	26,451
Total	$33,187	$16,074	$67,938	$32,051

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Total interest expense increased to $33.2 million for the three months ended June 30, 2015, compared with $16.1 million for the three months ended June 30, 2014. This $17.1 million increase was due to our $5.7 million increase and an $11.4 million increase related to ARP. The $5.7 million increase in our interest expense was primarily related to $3.0 million of discount amortization for our Term Loan Facilities and $2.9 million of accelerated amortization of the discount of our Term Loan Facilities resulting from repayments made to reduce the outstanding balance. The $11.4 million increase in ARP’s interest expense consisted of a $6.7 million increase associated with ARP’s Term Loan Facility, a $3.0 million increase associated with interest expense on ARP’s Senior Notes, a $1.1 million increase associated with amortization of ARP’s deferred financing costs, and a $0.6 million increase associated with higher weighted-average outstanding borrowings under ARP’s revolving credit facility. The increase associated with ARP’s Senior Notes is primarily due to the issuance of an additional $100.0 million of ARP’s 7.75% Senior Notes due 2021 in June 2014 and an additional $75.0 million of ARP’s 9.25% Senior Notes due 2021 in October 2014. The increase in interest expense for ARP’s Term Loan Facility related to ARP’s entry into its Term Loan Facility in February 2015.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Total interest expense increased to $67.9 million for the six months ended June 30, 2015, compared with $32.1 million for the six months ended June 30, 2014. This $35.8 million increase was due to our $12.4 million increase and a $23.4 million increase related to ARP. The $12.4 million increase in our interest expense was primarily related to $5.2 million of accelerated amortization of the deferred financing costs associated with the portion of Atlas Energy’s Term Loan Facility allocated to us, $4.5 million of discount amortization for our Term Loan Facilities, and $2.9 million of accelerated amortization of the discount of our Term Loan Facilities resulting from repayments made to reduce the outstanding balance. The $23.4 million increase in ARP’s interest expense consisted of a $9.6 million increase associated with ARP’s Term Loan Facility, a $6.7 million increase associated with interest expense on ARP’s Senior Notes, a $4.3 million accelerated amortization charge related to ARP’s reduced credit facility borrowing base, a $1.8 million increase associated with amortization of ARP’s deferred financing costs, and a $1.0 million increase associated with higher weighted-average outstanding borrowings under ARP’s revolving credit facility. The increase associated with ARP’s Senior Notes is primarily due to the issuance of an additional $100.0 million of ARP’s 7.75% Senior Notes due 2021 in June 2014 and an additional $75.0 million of ARP’s 9.25% Senior Notes due 2021 in October 2014. The increase in interest expense for ARP’s Term Loan Facility related to ARP’s entry into its Term Loan Facility in February 2015.

(Income) Loss Attributable to Non-Controlling Interests

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014. Loss attributable to non-controlling interests was $38.7 million for the three months ended June 30, 2015, compared with a loss of $18.4 million for the comparable prior year period. Loss attributable to non-controlling interests includes an allocation of ARP’s and AGP’s net loss to non-controlling interest holders. The increase in loss attributable to non-controlling interests between the three months ended June 30, 2015, and the prior year comparable period was primarily due to an increase in ARP’s net loss between periods.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014. Income attributable to non-controlling interests was $19.6 million for the six months ended June 30, 2015, compared with a loss of $28.7 million for the comparable prior year period. (Income) loss attributable to non-controlling interests includes an allocation of ARP’s and AGP’s net (income) loss to non-controlling interest holders. The movement in income (loss) attributable to non-controlling interests between the six months ended June 30, 2015, and the prior year comparable period was primarily due to an increase in ARP’s net income between periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in ARP, AGP, and Lightfoot. Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures, and distributions to our unitholders, which we expect to fund through operating cash flow, and cash distributions received.

Atlas Resource. ARP’s primary sources of liquidity are cash generated from operations, capital raised through Drilling Partnerships, and borrowings under its revolving credit facility (see “Credit Facilities”). ARP’s primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures and distributions to its unitholders and us, as general partner. In general, ARP expects to fund:

•	cash distributions and maintenance capital expenditures through existing cash and cash flows from operating activities;
•	expansion capital expenditures and working capital deficits through cash generated from operations, additional borrowings and capital raised through Drilling Partnerships; and
•	debt principal payments through additional borrowings as they become due or by the issuance of additional limited partner units or asset sales.

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

Cash Flows—Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Net cash used in operating activities of $38.0 million for the six months ended June 30, 2015 represented an unfavorable movement of $14.7 million from net cash used in operating activities of $23.3 million for the comparable prior year period. The $14.7 million unfavorable movement was derived principally from a $49.9 million unfavorable movement in net income, excluding non-cash items, partially offset by a $31.3 million favorable movement in working capital and a $3.9 million favorable movement in distributions paid to non-controlling interests. The non-cash charges which impacted net income primarily included a $71.8 million unfavorable movement in unrealized gain on derivatives, a $24.7 million unfavorable movement in depreciation, depletion and amortization expense and a $1.7 million unfavorable movement in gain/loss on asset sales and disposal, partially offset by a $35.8 million favorable movement in net income, an $11.3 million favorable movement in amortization of deferred financing costs, a $0.7 million favorable movement in non-cash compensation expense and a $0.5 million favorable movement in equity income and distributions from unconsolidated companies. The movement in working capital was due to a $102.3 million favorable movement in accounts receivable, prepaid expenses and other, primarily due to the timing of payments received between comparable periods, partially offset by a $71.0 million unfavorable movement in accounts payable and accrued liabilities, primarily due to the timing of ARP’s capital programs. The movement in cash distributions to non-controlling interest holders was due principally to decreases in cash distributions of ARP.

Net cash used in investing activities of $133.7 million for the six months ended June 30, 2015 represented a favorable movement of $492.2 million from net cash used in investing activities of $625.9 million for the comparable prior year period. This favorable movement was principally due to a $468.4 million decrease in net cash paid for acquisitions and a decrease in capital expenditures of $23.6 million. See further discussion of capital expenditures under “Capital Requirements.”

Net cash provided by financing activities of $153.5 million for the six months ended June 30, 2015 represented an unfavorable movement of $501.8 million from net cash provided by financing activities of $655.3 million for the comparable prior year period. This unfavorable movement was principally due to a decrease of $312.5 million in ARP’s and AGP’s equity offerings, a decrease of $248.7 million for our and ARP’s borrowings under our and ARP’s term loans and ARP’s revolving credit facility, a decrease of $97.5 million in net proceeds from issuances of ARP’s senior notes and a $0.7 million unfavorable movement in distributions paid to unitholders, partially offset by a decrease of $106.5 million in repayments of our term loan facility and ARP’s revolving credit facility, an increase of $40.0 million for our proceeds from the issuance of our Series A Preferred Units, a $10.7 million favorable movement in net distribution to owner and a $0.4 million favorable movement in deferred financing costs, distribution equivalent rights and other. The gross amount of borrowings and repayments under the revolving credit facilities included within net cash provided by financing activities in the combined consolidated statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facilities, and payments, which generally occur throughout the period and increase borrowings under the revolving credit facilities for us and ARP, which is generally common practice for our business and industries.

ARP’s issuance of additional Class D Preferred Units as partial payment for the Eagle Ford Acquisition represented a non-cash transaction during the six months ended June 30, 2015.

Capital Requirements

At June 30, 2015, the capital requirements of our subsidiaries’ natural gas and oil production consist primarily of:

•

maintenance capital expenditures—oil and gas assets naturally decline in future periods and, as such, ARP recognizes the estimated capitalized cost of stemming such decline in production margin for the purpose of stabilizing ARP’s distributable cash flow and cash distributions, which we refer to as maintenance capital expenditures. ARP calculates the estimate of maintenance capital expenditures by first multiplying forecasted future full year production margin by expected aggregate production decline of proved developed producing wells. Maintenance capital expenditures are then the estimated capitalized cost of wells that will generate an estimated first-year margin equivalent to the production margin decline, assuming such wells are connected on the first day of the calendar year. ARP does not incur specific capital expenditures expressly for the purpose of maintaining or increasing production margin, but such amounts are a subset of hypothetical wells ARP expects to drill in future periods, including Marcellus Shale, Utica Shale, Mississippi Lime and Marble Falls wells, on undeveloped acreage already leased. Estimated capitalized cost of wells included within maintenance capital expenditures are also based upon relevant factors, including historical costs of similar wells and characteristics of each individual well. First-year margin from wells included within maintenance capital are also based upon relevant factors, including utilization of public forward commodity exchange prices, current estimates for regional pricing differentials, estimated labor and material rates and other production costs. Estimates for maintenance capital expenditures in the current year are the sum of the estimate calculated in the prior year plus estimates for the decline in production margin from wells connected during the current year and production acquired through acquisitions; and

•

expansion capital expenditures— our subsidiaries consider expansion capital expenditures to be any capital expenditure costs expended that are not maintenance capital expenditures—generally, this will include expenditures to increase, rather than maintain, production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures.

The following table summarizes consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Atlas Resource:
Maintenance capital expenditures	$13,905	$13,100	$29,332	$23,900
Expansion capital expenditures	13,088	41,618	40,159	70,749
Total	$26,993	$54,718	$69,491	$94,649
Atlas Growth:
Expansion capital expenditures	$3,175	$7,092	$13,118	$11,580
Total	$3,175	$7,092	$13,118	$11,580
Consolidated:
Maintenance capital expenditures	$13,905	$13,100	$29,332	$23,900
Expansion capital expenditures	16,263	48,710	53,277	82,329
Total	$30,168	$61,810	$82,609	$106,229

Atlas Resource Partners. During the three months ended June 30, 2015, ARP’s $27.0 million of total capital expenditures consisted primarily of $13.5 million for wells drilled exclusively for ARP’s own account compared with $24.7 million for the comparable prior year period, $5.1 million of investments in its Drilling Partnerships compared with $13.8 million for the prior year comparable period, $1.4 million of leasehold acquisition costs compared with $7.3 million for the prior year comparable period and $7.0 million of corporate and other costs compared with $8.9 million for the prior year comparable period, which primarily related to a decrease in gathering and processing costs.

During the six months ended June 30, 2015, ARP’s $69.5 million of total capital expenditures consisted primarily of $25.8 million for wells drilled exclusively for ARP’s own account compared with $41.8 million for the comparable prior year period, $18.7 million of investments in its Drilling Partnerships compared with $25.0 million for the prior year comparable period, $3.8 million of leasehold acquisition costs compared with $11.3 million for the prior year comparable period and $21.2 million of corporate and other costs compared with $16.5 million for the prior year comparable period, which primarily related to an increase in salt water disposal well costs.

Atlas Growth. During the three months ended June 30, 2015, AGP’s $3.2 million of total capital expenditures consisted primarily of its wells drilled and leasehold acquisition costs.

During the six months ended June 30, 2015, AGP’s $13.1 million of total capital expenditures consisted primarily of its wells drilled and leasehold acquisition costs.

Our subsidiaries continuously evaluate acquisitions of gas and oil assets. In order to make any acquisitions in the future, our subsidiaries believe they will be required to access outside capital either through debt or equity placements or through joint venture operations with other energy companies. There can be no assurance that our subsidiaries will be successful in their efforts to obtain outside capital.

As of June 30, 2015, our subsidiaries are committed to expending approximately $10.9 million on drilling and completion and other capital expenditures.

Off-Balance Sheet Arrangements

As of June 30, 2015, our subsidiaries’ off-balance sheet arrangements were limited to ARP’s letters of credit outstanding of $4.3 million, and commitments to spend $10.9 million related to capital expenditures.

ARP has certain long-term unconditional purchase obligations and commitments, primarily throughput contracts (see “Contractual Revenue Arrangements”).

ARP is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. ARP has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and ARP may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by ARP to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of June 30, 2015, management believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

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

Atlas Resource Partners’ Cash Distribution Policy. ARP’s partnership agreement requires that it distribute 100% of available cash to its common and preferred unitholders and to us, as ARP’s general partner, within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of ARP’s cash receipts, less cash disbursements and net additions to reserves, including any reserves required under debt instruments for future principal and interest payments. We, as ARP’s general partner, are granted discretion under ARP’s partnership agreement to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated.

On January 29, 2014, the Board of Directors approved a modification to ARP’s cash distribution payment practice to a monthly cash distribution program. Monthly cash distributions are paid approximately 45 days following the end of each respective monthly period.

Available cash will generally be distributed: first, 98% to ARP’s Class D and E preferred unitholders and 2% to us as general partner until the distribution payable to each of ARP’s Class D and Class E Preferred Units is an amount equal to its fixed quarterly distribution; second, 98% to ARP’s Class C preferred unitholders and 2% to us as general partner until there has been distributed to each outstanding ARP Class C Preferred Unit the greater of $0.51 and the distribution payable to common unitholders; thereafter, 98% to ARP’s common unitholders and 2% to us as general partner. These distribution percentages are modified to provide for incentive distributions to be paid to us, as ARP’s general partner, if quarterly distributions exceed specified targets. Incentive distributions are generally defined as all cash distributions paid to ARP’s general partner that are in excess of 2% of the aggregate amount of cash being distributed. The incentive distribution rights will entitle us to receive an increasing percentage of cash distributed by ARP as it reaches specified targets.

CREDIT FACILITIES

As of June 30, 2015, we had not guaranteed any of ARP’s or AGP’s obligations or debt instruments.

Term Loan Credit Facilities

On February 27, 2015, we entered into a Credit Agreement with Deutsche Bank AG New York Branch, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for a Secured Senior Interim Term Loan Facility in an aggregate principal amount of $30.0 million and a Secured Senior Term Loan A Facility in an aggregate principal amount of approximately $97.8 million. The proceeds from the issuance of the Term Loan Facilities were used to fund a portion of our $150.0 million payment to Atlas Energy in connection with the repayment of Atlas Energy’s term loan. At June 30, 2015, $77.4 million was outstanding under our Term Loan Facilities, net of $5.3 million of unamortized discount. The Interim Term Loan Facility matures on August 27, 2015 and the Term Loan A Facility matures on February 26, 2016. Our obligations under the Term Loan Facilities are secured on a first priority basis by security interests in substantially all of our assets and our material subsidiaries, including all equity interests directly held by us, New Atlas Holdings, LLC, or any other guarantor subsidiary, and all tangible and intangible property. Borrowings under the Term Loan Facilities bear interest, at our option, at either (i) LIBOR plus 7.5% (“Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, in each case plus 6.5% (an “ABR

Loan”). Interest is generally payable at interest payment periods selected by us for Eurodollar Loans and quarterly for ABR Loans.

We have the right at any time to prepay any borrowings outstanding under the Term Loan Facilities, without premium or penalty, provided the Interim Term Loan Facility is repaid prior to the Term Loan A Facility. Subject to certain exceptions, we may also be required to prepay all or a portion of the Term Loan Facilities in certain instances, including the following:

●

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

●

if we dispose of all or any portion of the Arkoma assets (as defined in the Credit Agreement), we must prepay the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds resulting from such disposition;

●

if we or any of our restricted subsidiaries dispose of property or assets (including equity interests), we must repay the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds from such disposition or casualty event; and

●

if we incur any debt or issue any equity, we must repay the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds of such issuances or incurrences of debt or issuances of equity.

The Credit Agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. The Credit Agreement also requires that the Total Leverage Ratio (as defined in the Credit Agreement) not be greater than (i) as of the last day of any fiscal quarter prior to the full repayment of the Interim Term Loan Facility, 3.75 to 1.00, and (ii) as of the last day of any quarter thereafter, 3.50 to 1.00. We were in compliance with these covenants as of June 30, 2015.

In June 2015, we prepaid $33.1 million on the Term Loan Facilities in connection with the Arkoma Acquisition (see “Recent Developments”).

ARP Revolving Credit Facility

ARP is a party to its Second Amended and Restated Credit Agreement dated July 31, 2013, as amended, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “ARP Credit Agreement”), which provides for a senior secured revolving credit facility with a borrowing base of $750.0 million as of June 30, 2015.

ARP’s borrowing base is scheduled for semi-annual redeterminations on July 1, 2015 and November 1, 2015 and thereafter on May 1 and November 1 of each year. In July 2015, the scheduled redetermination by the lenders reaffirmed ARP’s $750.0 million borrowing base.  The ARP Credit Agreement also provides that its borrowing base will be reduced by 25% of the stated amount of any senior notes issued, or additional second lien debt incurred, after July 1, 2015. At June 30, 2015, $550.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.3 million was outstanding at June 30, 2015. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any non-guarantor subsidiaries of ARP are minor. Borrowings under the credit facility bear interest, at ARP’s election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. If the borrowing base utilization (as defined in the ARP Credit Agreement) is less than 90%, the applicable margin on Eurodollar loans and ABR loans will be increased by 0.25%. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on the Company’s combined consolidated statements of operations.

The ARP Credit Agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness (excluding second lien debt in an aggregate principal amount of up to $300.0 million), grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of June 30, 2015. The ARP Credit Agreement also requires that ARP  maintain a ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than (i) 5.25 to 1.0 as of the last day of the quarters ending on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ending on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter, and a ratio of current assets (as defined in the ARP Credit Agreement) to current liabilities (as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.  ARP was in compliance with these covenants as of June 30, 2015.

ARP Term Loan Facility

On February 23, 2015, ARP entered into a Second Lien Credit Agreement with certain lenders and Wilmington Trust, National Association, as administrative agent. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “ARP Term Loan Facility”), and is presented net of $7.0 million of unamortized discount at June 30, 2015. The ARP Term Loan Facility matures on February 23, 2020.

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

The Second Lien Credit Agreement contains customary covenants that limit ARP’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities.  In addition, the Second Lien Credit Agreement contains covenants substantially similar to those in ARP’s existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. ARP was in compliance with these covenants as of June 30, 2015.

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

ATLAS RESOURCE SECURED HEDGE FACILITY

At June 30, 2015, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantees their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets.

In addition, it will be an event of default under ARP’s revolving credit facility if ARP, as general partner of the Drilling Partnerships, breaches an obligation governed by the secured hedge facility and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

ATLAS GROWTH PARTNERS SECURED CREDIT FACILITY

At May 1, 2015, AGP entered into a secured credit facility agreement with a syndicate of banks. As of the date hereof, the lenders under the credit facility have no commitment to lend to AGP under the credit facility but AGP and its subsidiaries have the ability to enter into derivative contracts to manage their exposure to commodity price movements which will benefit from the collateral securing the credit facility. The credit facility may be amended in the future if AGP and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit the ability of AGP and its subsidiaries to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. In addition, AGP’s credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

ATLAS RESOURCE SENIOR NOTES

At June 30, 2015, ARP had $374.6 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”). The 7.75% ARP Senior Notes were presented net of a $0.4 million unamortized discount as of June 30, 2015. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, ARP may redeem the 7.75% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.  Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 7.75% ARP Senior Notes.

At June 30, 2015, ARP had $324.0 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The 9.25% ARP Senior Notes were presented net of a $1.0 million unamortized discount as of June 30, 2015. Interest on the 9.25% Senior Notes is payable semi-annually on February 15 and August 15. At any time prior to August 15, 2017, ARP may redeem the 9.25% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of its 9.25% ARP Senior Notes at the redemption price of 102.313%, and on or after August 15, 2019, ARP may redeem some or all of its 9.25% ARP Senior Notes at the redemption price of 100.0%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase its 9.25% ARP Senior Notes.

In connection with the issuance of the $75.0 million of 9.25% ARP Senior Notes on October 14, 2014, ARP entered into a registration rights agreement, whereby it agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by July 11, 2015.  On April 15, 2015, the registration statement relating to the exchange offer for the 9.25% ARP Senior Notes was declared effective, and the exchange offer was subsequently launched on April 15, 2014 and expired on May 13, 2015.

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

The indentures governing the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes contain covenants, including limitations on ARP’s ability to incur certain liens; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of June 30, 2015.

ISSUANCE OF UNITS

We recognize gains on ARP’s and AGP’s equity transactions as credits to equity on our combined consolidated balance sheets rather than as income on our combined consolidated statements of operations. These gains represent our portion of the excess net offering price per unit of each of ARP’s and AGP’s common units over the book carrying amount per unit.

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

Atlas Resource Equity Offerings

In May 2015, in connection with the Arkoma Acquisition (see “Recent Developments”), ARP issued 6,500,000 of its common limited partner units in a public offering at a price of $7.97 per unit, yielding net proceeds of approximately $49.5 million. ARP used a portion of the net proceeds to fund the Arkoma Acquisition and to reduce borrowings outstanding under its revolving credit facility.

In April 2015, ARP issued 255,000 of its 10.75% Class E ARP Preferred Units at a public offering price of $25.00 per unit for net proceeds of approximately $6.0 million.  ARP pays distributions on the Class E ARP Preferred Units at a rate of 10.75% per annum of the stated liquidation preference of $25.00.

In October 2014, in connection with the Eagle Ford Acquisition (see Note 3), ARP issued 3,200,000 8.625% Class D Preferred Units at a public offering price of $25.00 per Class D ARP Preferred Units, yielding net proceeds of approximately $77.3 million from the offering, after deducting underwriting discounts and estimated offering expenses. ARP used the net proceeds from the offering to fund a portion of the Eagle Ford Acquisition. On March 31, 2015, to partially pay its portion of the quarterly installment related to the Eagle Ford Acquisition, ARP issued an additional 800,000 Class D ARP Preferred Units to the seller at a value of $25.00 per unit. On January 15, 2015, ARP paid an initial quarterly distribution of $0.616927 per unit for the extended period from October 2, 2014 through January 14, 2015 to holders of record as of January 2, 2015 (see Note 13). ARP pays future cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

The Class D and Class E ARP Preferred Units rank senior to ARP’s common units and Class C ARP Preferred Units with respect to the payment of distributions and distributions upon a liquidation event. The Class D and Class E ARP Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by ARP or converted into its common units in connection with a change in control. At any time on or after October 15, 2019 for the Class D ARP Preferred Units and April 15, 2020 for the ARP Class E Preferred Units, ARP may, at its option, redeem the such preferred units in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, ARP may redeem such preferred units following certain changes of control, as described in the respective Certificate of Designation. If ARP does not exercise this redemption option upon a change of control, then holders of such preferred units will have the option to convert the preferred units into a number of ARP common units as set forth in the respective Certificate of Designation. If ARP exercises any of its redemption rights relating to such preferred units, the holders will not have the conversion right described above with respect to the preferred units called for redemption.

In August 2014, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the Agents. Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between ARP and such Agent. During the six months ended June 30, 2015, ARP issued 2,885,824 common limited partner units under the equity distribution program for net proceeds of $21.4 million, net of $0.6 million in commissions and offering expenses paid.

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

Atlas Growth Equity Offerings

Through June 30, 2015, AGP issued approximately $233.0 million of its common limited partner units through a private placement offering.  Of the $233.0 million of gross funds raised, we purchased $5.0 million common limited partner units during the offering.

For the six months ended June 30, 2015 and year ended December 31, 2014, in connection with the issuance of ARP’s common units, we recorded losses of $2.0 million and gains of $40.5 million, respectively, within equity and a corresponding decrease in non-controlling interests on our combined consolidated balance sheets and combined consolidated statements of unitholders’ / owner’s equity.

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

There were no impairments of proved or unproved gas and oil properties recorded for the three and six months ended June 30, 2015 and 2014. During the year ended December 31, 2014, we recognized $562.6 million of asset impairments related to oil and gas properties primarily for ARP’s Appalachian and mid-continent operations, which was reduced by $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014. These impairments related to the carrying amount of these gas and oil properties being in excess of our subsidiaries’ estimates of their fair values at December 31, 2014, and ARP’s intention not to drill on certain expiring unproved acreage. The estimates of fair values of these gas and oil properties were impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

There were no goodwill impairments recognized by ARP during the three and six months ended June 30, 2015 and 2014. During the year ended December 31, 2014, ARP recorded an $18.1 million goodwill non-cash impairment loss within asset impairment on our combined consolidated statement of operations related to an impairment of goodwill in its gas and oil production reporting unit due to a decline in overall commodity prices.

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

We use a fair value methodology to value the assets and liabilities for our subsidiaries’ outstanding derivative contracts and our rabbi trust assets. ARP’s and AGP’s commodity hedges are calculated based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements. Investments held in our rabbi trust are publicly traded equity and debt securities and are therefore defined as Level 1 fair value measurements.

Liabilities that are required to be measured at fair value on a nonrecurring basis include our asset retirement obligations that are defined as Level 3. Estimates of the fair value of asset retirement obligations are based on discounted cash flows using numerous estimates, assumptions, and judgments regarding the cost, timing of settlement, our subsidiaries’ credit-adjusted risk-free rate and inflation rates.

During the year ended December 31, 2014, our subsidiaries completed several acquisitions of oil and gas properties and related assets. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under our subsidiaries’ existing methodology for recognizing an estimated liability for the plugging and abandonment of their gas and oil wells (see “Item 1: Financial Statements—Note 6”). These inputs require significant judgments and estimates by management at the time of the valuation and are subject to change.

Reserve Estimates

Estimates of proved natural gas, oil and natural gas liquids reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas, oil and natural gas liquids prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. As discussed in “Item 2: Properties” of our Annual Report on Form 10-K for the year ended December 31, 2014, our subsidiaries engaged independent third-party reserve engineers, to prepare reports of proved reserves.

Any significant variance in the assumptions utilized in the calculation of reserve estimates could materially affect the estimated quantity of reserves. As a result, estimates of proved natural gas, oil and natural gas liquids reserves are inherently imprecise. Actual future production, natural gas, oil and natural gas liquids prices, revenues, development expenditures, operating expenses and quantities of recoverable natural gas, oil and natural gas liquids reserves may vary substantially from our estimates or estimates contained in the reserve reports and may affect our subsidiaries’ ability to pay amounts due under our subsidiaries’ credit facilities or cause a reduction in our subsidiaries’ credit facilities. In addition, proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas, oil and natural gas liquids prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our subsidiaries’ control. Reserves and their relation to estimated future net cash flows impact the calculation of impairment and depletion of oil and gas properties. Adjustments to quarterly depletion rates, which are based upon a units of production method, are made concurrently with changes to reserve estimates. Generally, an increase or decrease in reserves without a corresponding change in capitalized costs will have a corresponding inverse impact to depletion expense.

 Asset Retirement Obligations

Our subsidiaries estimate the cost of future dismantlement, restoration, reclamation and abandonment of their operating assets.

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

The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Since there are many variables in estimating asset retirement obligations, our subsidiaries attempt to limit the impact of management’s judgment on certain of these variables by developing a standard cost estimate based on historical costs and industry quotes updated annually. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. Neither we nor our subsidiaries have any assets legally restricted for purposes of settling asset retirement obligations. Except for gas and oil properties, there are no other material retirement obligations associated with our subsidiaries’ tangible long-lived assets.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. Our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2015. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

Current market conditions elevate our subsidiaries’ concern over counterparty risks and may adversely affect the ability of these counterparties to fulfill their obligations to ARP and AGP, if any. The counterparties related to ARP’s and AGP’s commodity derivative contracts are banking institutions or their affiliates, who also participate in ARP’s and AGP’s credit facilities. The creditworthiness of our subsidiaries’ counterparties is constantly monitored, and we currently believe them to be financially viable. We are not aware of any inability on the part of their counterparties to perform under their contracts and believe our subsidiaries’ exposure to non-performance is remote.

Interest Rate Risk. As of June 30, 2015, we had $77.4 million of outstanding borrowings under our Term Facility and ARP had $550.0 million of outstanding borrowings under its revolving credit facility and $243.0 million of outstanding borrowings under its term loan facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending June 30, 2016 by $8.7 million, excluding the effect of non-controlling interests.

Commodity Price Risk. Our subsidiaries’ market risk exposures to commodities are due to the fluctuations in the commodity prices and the impact those price movements have on our subsidiaries’ financial results. To limit the exposure to changing commodity prices, ARP and AGP use financial derivative instruments, including financial swap and option instruments, to hedge portions of future production. The swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying commodities are sold. Under these swap agreements, ARP and AGP receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period. Option instruments are contractual agreements that grant the right, but not the obligation, to purchase or sell commodities at a fixed price for the relevant period.

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending June 30, 2016 of approximately $2.4 million, net of non-controlling interests.

Realized pricing of natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years. To limit Atlas Growth’s and ARP’s exposure to changing natural gas, oil and natural gas liquids prices, Atlas Growth and ARP enter into natural gas and oil swap, put option and costless collar option contracts. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter (“OTC”) futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. OTC contracts are generally financial contracts which are settled with financial payments or receipts and generally do not require delivery of physical hydrocarbons. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids fixed price swaps are priced based on a WTI crude oil index, while other natural gas liquids contracts are based on an OPIS Mt. Belvieu index. These contracts have qualified and been designated as cash flow hedges and been recorded at their fair values.

As of June 30, 2015, AGP had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2015	27,000	$61.000
2016	18,000	$63.150
2017	9,000	$65.000

(1)	“Bbl” represents barrels.

As of June 30, 2015, ARP had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2015	26,832,200	$4.193
2016	53,546,300	$4.229
2017	49,920,000	$4.219
2018	40,800,000	$4.170
2019	15,960,000	$4.017

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2015	Puts purchased	1,560,000	$4.157
2015	Calls sold	1,560,000	$5.002

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2015	Puts purchased	720,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2015	2,400,000	$(0.090)

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	2,520,000	$1.936

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	4,032,000	$1.016

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	756,000	$1.248

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	756,000	$1.263

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016	84,000	$85.651
2017	60,000	$83.780

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2015	966,000	$87.653
2016	1,557,000	$81.471
2017	1,140,000	$77.285
2018	1,080,000	$76.281
2019	540,000	$68.371

Crude Oil – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(Bbl)(1)	(per Bbl)(1)
2015	Puts purchased	9,750	$83.846
2015	Calls sold	9,750	$110.654

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

2.3

Purchase and Sale Agreement, dated May 18, 2015, by and between New Atlas Holdings, LLC and ARP Production Company, LLC. The schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.(19)

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

10.13	Atlas Resource Partners, L.P. 2012 Long-Term Incentive Plan(3)

10.14	Warrant to Purchase Atlas Resource Partners, L.P. Common Units(6)

10.15(a)	Indenture dated as of July 30, 2013, by and between Atlas Resource Escrow Corporation and Wells Fargo Bank, National Association(20)

10.15(b)

Supplemental Indenture dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(20)

10.15(c)

Second Supplemental Indenture dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(22)

10.15(d)

Third Supplemental Indenture dated as of July 23, 2015, by and among Atlas Resource Partners, L.P., Atlas Resource Partners Holdings, LLC (f/k/a Atlas Energy Holdings Operating Company, LLC), Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(34)

10.16(a)

Indenture dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association(18)

10.16(b)

Supplemental Indenture dated as of June 2, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the subsidiary guarantors named therein and U.S. Bank, National Association(21)

10.16(c)

Second Supplemental Indenture dated as of July 23, 2015, among Atlas Resource Partners Holdings, LLC (f/k/a Atlas Energy Holdings Operating Company, LLC), Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association(34)

10.17

Registration Rights Agreement dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Deutsche Bank Securities, Inc., for itself and on behalf of the Initial Purchasers(20)

10.18

Registration Rights Agreement dated as of June 2, 2014, by and among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Securities, LLC and Deutsche Bank Securities, Inc.(21)

10.19	Registration Rights Agreement dated as of July 31, 2013 by and among Atlas Energy, L.P. and Atlas Resource Partners(6)

10.20

Amended and Restated Registration Rights Agreement, dated as of July 31, 2013, between Atlas Resource Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Amended and Restated Credit Agreement dated July 31, 2013 by and among Atlas Energy, L.P. and the lenders named therein(29)

10.21

Registration Rights Agreement dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Securities, LLC(23)

10.22

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

10.23

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

10.24

First Amendment to Purchase and Sale Agreement dated October 27, 2014, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource

Partners, L.P. (27)

10.25

Second Amendment to Purchase and Sale Agreement dated March 31, 2015, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. (32)

10.26	Registration Rights Agreement dated March 31, 2015, by and between Cinco Resources, Inc. and Atlas Resource Partners, L.P. (32)
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

10.28	Distribution Agreement dated as of August 29, 2014, between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several agents.(25)

10.29	Second Lien Credit Agreement dated as of February 23, 2015, among Atlas Resource Partners, L.P., the lenders party thereto and Wilmington Trust, National Association, as administrative agent. (30)

10.30	Credit Agreement dated as of February 27, 2015 among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto. (28)

10.31	Series A Preferred Unit Purchase Agreement by and among Atlas Energy Group, LLC and the purchasers signatory thereto. (28)

10.32	Registration Rights Agreement by and among Atlas Energy Group, LLC and the purchasers signatory thereto. (28)

99.1	Rangely Summary Reserve Report of Cawley, Gillespie, and Associates, Inc. (33)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(34)

101.SCH	XBRL Schema Document(34)

101.CAL	XBRL Calculation Linkbase Document(34)

101.LAB	XBRL Label Linkbase Document(34)

101.PRE	XBRL Presentation Linkbase Document(34)

101.DEF	XBRL Definition Linkbase Document(34)

(1)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s Registration Statement on Form 10, as amended (File No. 1-35317).
(2)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 5, 2014.
(3)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(4)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(5)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(6)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 6, 2013.
(7)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s registration statement on Form 8-A filed on October 2, 2014.
(8)	Previously filed as an exhibit to Atlas Energy, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(9)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s annual report on Form 10-K for the year ended December 31, 2013.

(10)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 2, 2014.
(11)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on September 30, 2014.
(12)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 25, 2014.
(13)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(14)	Previously filed as an exhibit to our Registration Statement on Form 10, as amended (File No. 1-36725).
(15)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(16)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 11, 2013.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 31, 2013.
(18)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.
(19)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 22, 2015.
(20)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 2, 2013.
(21)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on June 3, 2014.
(22)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on October 15, 2014.
(24)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 7, 2014.
(25)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 29, 2014.
(26)	[Intentionally Omitted]
(27)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 6, 2014.
(28)	Previously filed as an exhibit to our current report on Form 8-K filed on March 2, 2015.
(29)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2014.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on February 23, 2015.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s registration statement on Form 8-A filed on April 14, 2015.
(32)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on April 6, 2015.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on June 2, 2015.
(34)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on the Form 10-Q for the quarter ended June 30, 2015.
(35)

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

ATLAS ENERGY GROUP, LLC

Date:	August 10, 2015	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer

Date:	August 10, 2015	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath
Chief Financial Officer

Date:	August 10, 2015	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Accounting Officer