Form 10-Q
period 2015-09-30
Atlas Energy Group, LLC
filed 2015-11-09
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding common units of the registrant on November 4, 2015 was 26,010,766.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$54,950	$58,358
Accounts receivable	91,706	115,290
Advances to affiliates	—	4,389
Current portion of derivative asset	147,021	144,259
Subscriptions receivable	23,054	32,398
Prepaid expenses and other	26,022	26,789
Total current assets	342,753	381,483
Property, plant and equipment, net	1,659,358	2,419,289
Goodwill and intangible assets, net	14,154	14,330
Long-term derivative asset	206,142	130,602
Other assets, net	83,454	80,611
Total assets	$2,305,861	$3,026,315
LIABILITIES AND UNITHOLDERS’/OWNER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,500
Accounts payable	85,792	123,670
Liabilities associated with drilling contracts	—	40,611
Current portion of derivative payable to Drilling Partnerships	1,881	932
Accrued interest	11,428	26,479
Accrued well drilling and completion costs	65,629	92,910
Deferred acquisition purchase price	39,167	105,000
Accrued liabilities	46,224	64,854
Total current liabilities	250,121	455,956
Long-term debt, less current portion	1,587,747	1,541,085
Asset retirement obligations and other	122,982	114,059
Commitments and contingencies
Unitholders’/owner’s equity:
Common unitholders’ equity	(34,624)	—
Series A preferred equity	38,393	—
Owner’s equity	—	147,308
Accumulated other comprehensive income	10,388	54,008
	14,157	201,316
Non-controlling interests	330,854	713,899
Total unitholders’/owner’s equity	345,011	915,215
Total liabilities and unitholders’/owner’s equity	$2,305,861	$3,026,315

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Gas and oil production	$94,612	$130,937	$300,249	$342,456
Well construction and completion	23,054	61,204	63,665	126,917
Gathering and processing	1,685	3,061	6,046	11,287
Administration and oversight	5,495	6,177	7,301	12,072
Well services	5,842	6,597	18,568	18,441
Gain on mark-to-market derivatives	131,777	—	210,466	—
Other, net	369	613	585	1,167
Total revenues	262,834	208,589	606,880	512,340
Costs and expenses:
Gas and oil production	42,300	52,004	131,908	134,590
Well construction and completion	20,046	53,221	55,361	110,363
Gathering and processing	2,473	3,214	7,406	11,900
Well services	2,398	2,617	6,735	7,525
General and administrative	21,704	17,299	82,037	63,487
Depreciation, depletion and amortization	43,311	65,068	131,043	177,513
Asset impairment	679,537	—	679,537	—
Total costs and expenses	811,769	193,423	1,094,027	505,378
Operating income (loss)	(548,935)	15,166	(487,147)	6,962
Loss on asset sales and disposal	(362)	(92)	(276)	(1,683)
Interest expense	(28,290)	(19,423)	(96,228)	(51,474)
Loss on extinguishment of debt	(4,726)	—	(4,726)	—
Net loss	(582,313)	(4,349)	(588,377)	(46,195)
Preferred unitholders’ dividends	(1,009)	—	(2,346)	—
Loss attributable to non-controlling interests	439,969	5,137	420,411	33,828
Net income (loss) attributable to unitholders’/owner’s interests	$(143,353)	$788	$(170,312)	$(12,367)
Allocation of net income (loss) attributable to unitholders’/owner’s interests:
Portion applicable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	$—	$788	$(10,475)	$(12,367)
Portion applicable to unitholders’ interests (period subsequent to the transfer of assets on February 27, 2015)	(143,353)	—	(159,837)	—
Net income (loss) attributable to unitholders’/owner’s interests	$(143,353)	$788	$(170,312)	$(12,367)
Net loss attributable to unitholders per common unit:
Basic	$(5.51)	$—	$(6.15)	$—
Diluted	$(5.51)	$—	$(6.15)	$—
Weighted average common units outstanding:
Basic	26,011	—	26,011	—
Diluted	26,011	—	26,011	—

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(582,313)	$(4,349)	$(588,377)	$(46,195)
Other comprehensive income (loss):
Changes in fair value of derivative instruments accounted for as cash flow hedges	—	70,362	—	5,268
Reclassification adjustment for gains due to impairment	(68,021)	—	(68,021)	—
Less: reclassification adjustment for realized (gains) losses of cash flow hedges in net loss	(23,927)	(1,388)	(77,048)	22,703
Total other comprehensive income (loss)	(91,948)	68,974	(145,069)	27,971
Comprehensive income (loss)	(674,261)	64,625	(733,446)	(18,224)
Comprehensive (income) loss attributable to non-controlling interests	509,678	(44,776)	521,860	11,263
Comprehensive income (loss) attributable to unitholders’/owner’s interest	$(164,583)	$19,849	$(211,586)	$(6,961)

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENT OF UNITHOLDERS’/OWNER’S EQUITY

(in thousands, except unit data)

(Unaudited)

	Series A Preferred Equity		Common Unitholders’ Equity			Accumulated Other	Non-
	Units	Amount	Units	Amount	Owner’s Equity	Comprehensive Income	Controlling Interest	Total Unitholders’/ Owner’s Equity
Balance at December 31, 2014	—	$—	—	$—	$147,308	$54,008	$713,899	$915,215
Net loss attributable to owner’s interest prior to the transfer of assets on February 27, 2015	—	—	—	—	(10,475)	—	—	(10,475)
Net distribution to owner’s interest prior to the transfer of assets on February 27, 2015	—	—	—	—	(19,758)	—	—	(19,758)
Net assets contributed by owner to Atlas Energy Group, LLC	—	—	26,010,766	117,075	(117,075)	—	—	—
Issuance of units	1,616,047	40,401	—	(401)	—	—	226,330	266,330
Distributions to non-controlling interests	—	—	—	—	—	—	(91,750)	(91,750)
Net issued and unissued units under incentive plan	—	—	—	2,757	—	—	4,600	7,357
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	—	—	—	(516)	(516)
Distribution payable	—	(336)	—	—	—	—	3,587	3,251
Gain on sale from subsidiary unit issuances	—	—	—	3,436	—	—	(3,436)	—
Distributions paid to preferred equity unitholders	—	(1,672)	—	—	—	—	—	(1,672)
Other comprehensive loss	—	—	—	—	—	(43,620)	(101,449)	(145,069)
Net loss	—	—	—	(157,491)	—	—	(420,411)	(577,902)
Balance at September 30, 2015	1,616,047	$38,393	26,010,766	$(34,624)	$—	$10,388	$330,854	$345,011

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(588,377)	$(46,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	131,043	177,513
Asset impairment	679,537	—
Loss on early extinguishment of debt	4,726	—
Unrealized gain on derivatives	(192,644)	—
Amortization of deferred financing costs	19,270	7,039
Non-cash compensation expense	7,819	6,343
(Gain) loss on asset sales and disposal	(190)	1,683
Distributions paid to non-controlling interests	(92,266)	(105,278)
Equity income in unconsolidated companies	(502)	(833)
Distributions received from unconsolidated companies	2,104	1,244
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	152,425	(73,588)
Accounts payable and accrued liabilities	(196,053)	5,489
Net cash used in operating activities	(73,108)	(26,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(123,067)	(162,726)
Net cash paid for acquisitions	(49,060)	(507,093)
Other	(1,060)	(2,060)
Net cash used in investing activities	(173,187)	(671,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	758,041	1,034,000
Repayments under credit facilities	(725,657)	(794,125)
Net proceeds from subsidiary long term debt	—	97,386
Net proceeds from issuance of Series A units	40,000	—
Net proceeds from issuance of subsidiary units to the public	206,331	470,151
Retirement of subsidiary common limited partner units	—	(637)
Net distributions to preferred unitholders	(1,672)	—
Net distributions paid to unitholders	(19,758)	(52,905)
Amortization of discount on subsidiary debt	8,052	188
Deferred financing costs, distribution equivalent rights and other	(22,450)	(9,466)
Net cash provided by financing activities	242,887	744,592
Net change in cash and cash equivalents	(3,408)	46,130
Cash and cash equivalents, beginning of year	58,358	10,625
Cash and cash equivalents, end of period	$54,950	$56,755

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Atlas Energy Group, LLC is a Delaware limited liability company formed in October 2011 (the “Company”). At September 30, 2015, the Company’s operations primarily consisted of its ownership interests in the following:

•

100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.6% limited partner interest (consisting of 20,962,485 common and 3,749,986 preferred limited partner units) in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. As part of its exploration and production activities, ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities;

•

80.0% general partner interest and a 2.1% limited partner interest in Atlas Growth Partners, L.P. (“AGP”), a Delaware limited partnership that currently conducts natural gas and oil operations in the mid-continent region of the United States. On June 30, 2015, AGP concluded a private placement offering, during which it issued $233.0 million of its common limited partner units. Of the $233.0 million of gross funds raised, the Company purchased $5.0 million common limited partner units; and

•

15.9% general partner interest and 12.0% limited partner interest in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, its general partner, which incubate new MLPs and invest in existing MLPs.

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

The accompanying combined consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2014 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated balance sheet at September 30, 2015 and the related combined consolidated statements of operations for the three and nine months ended September 30, 2015, subsequent to the transfer of assets on February 27, 2015, include the accounts of the Company and its subsidiaries. The Company’s combined consolidated balance sheet at December 31, 2014, the combined consolidated statement of operations for the portion of 2015 which is prior to the transfer of assets on February 27, 2015, and the combined consolidated statement of operations for the three and nine months ended September 30, 2014 were derived from the separate records maintained by Atlas Energy and may not necessarily be indicative of the conditions or results of operations that would have existed if the Company had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all the various entities comprising the Company, Atlas Energy’s net investment in the Company is shown as equity in the combined consolidated financial statements. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the combined consolidated balance sheets and related combined consolidated statements of operations. Such estimates included allocations made from the historical accounting records of Atlas Energy, based on management’s best estimates, in order to derive the financial statements of the Company. Actual balances and results could be different from those estimates. Transactions between the Company and other Atlas Energy operations have been identified in the combined consolidated financial statements as transactions between affiliates.

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2015 and 2014 represent actual results in all material respects (see “Revenue Recognition”).

Receivables

Accounts receivable on the combined consolidated balance sheets consist primarily of the trade accounts receivable associated with the Company and its subsidiaries. In evaluating the realizability of accounts receivable, management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by management’s review of customers’ credit information. The Company and its subsidiaries extend credit on sales on an unsecured basis to many of their customers. At September 30, 2015 and December 31, 2014, the Company had recorded no allowance for uncollectible accounts receivable on its combined consolidated balance sheets.

Inventory

The Company had $8.7 million and $8.9 million of inventory at September 30, 2015 and December 31, 2014, respectively, which were included within prepaid expenses and other current assets on its combined consolidated balance sheets. The Company values inventories at the lower of cost or market. The Company’s inventories, which consist primarily of ARP’s materials, pipes, supplies and other inventories, were principally determined using the average cost method.

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

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate that the Company’s subsidiaries will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded on the Company’s combined consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.

Capitalized Interest

ARP capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP were 6.5% and 5.4% for the three months ended September 30, 2015 and 2014, respectively, and 6.4% and 5.7% for the nine months ended September 30, 2015 and 2014, respectively. The amounts of interest capitalized by ARP were $4.0 million and $3.7 million for the three months ended September 30, 2015 and 2014, respectively, and $12.0 million and $9.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Intangible Assets

ARP has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. ARP amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,	Estimated Useful Lives
	2015	2014	In Years
Gross Carrying Amount	$14,344	$14,344	13
Accumulated Amortization	(13,829)	(13,653)
Net Carrying Amount	$515	$691

Amortization expense on intangible assets was $0.1 million for both the three months ended September 30, 2015 and 2014. Amortization expense on intangible assets was $0.2 million for both the nine months ended September 30, 2015 and 2014. Aggregate estimated annual amortization expense for all of the contracts described above for the next five years ending

December 31 is as follows: 2015 - $0.2 million; 2016 - $0.1 million; 2017 - $0.1 million; 2018 - $0.1 million; and 2019 - $0.1 million.

Goodwill

At September 30, 2015 and December 31, 2014, the Company had $13.6 million of goodwill recorded in connection with ARP’s prior consummated acquisitions. No changes in the carrying amount of goodwill were recorded for the three and nine months ended September 30, 2015 and 2014.

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

ARP Preferred Units

In connection with ARP’s acquisition of certain proved reserves and associated assets from Titan Operating, L.L.C. in July 2012, ARP issued 3.8 million newly created convertible Class B ARP preferred units (“Class B ARP Preferred Units”). While outstanding, the Class B ARP Preferred Units received regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution. On December 23, 2014, 3,796,900 of Class B ARP Preferred Units were converted into common units, while the remaining 39,654 Class B ARP Preferred Units were converted into common units on July 25, 2015. In connection with ARP’s acquisition of certain proved reserves and associated assets from EP Energy, Inc. in July 2013, ARP issued 3.7 million newly created convertible Class C ARP preferred units to Atlas Energy (“Class C ARP Preferred Units”). While outstanding, the Class C ARP Preferred Units will receive regular quarterly cash distributions equal to the greater of (i) $0.51 and (ii) the quarterly common unit distribution. In October 2014, in connection with ARP’s acquisition of assets in the Eagle Ford Shale (see Note 3), ARP issued 3.2 million of its 8.625% Class D cumulative redeemable perpetual preferred units (“Class D ARP Preferred Units”) and in March 2015, issued an additional 800,000 Class D ARP Preferred Units (see Note 12). The initial quarterly distribution on the Class D ARP Preferred Units was $0.616927 per unit, representing the distribution for the period from October 2, 2014 through January 14, 2015. Subsequent to January 14, 2015, ARP pays quarterly distributions on the Class D ARP Preferred Units at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference. In April 2015, ARP issued 255,000 of its newly created 10.75% Class E Cumulative Redeemable Perpetual ARP preferred units (“Class E ARP Preferred Units”). The initial quarterly distribution on the Class E ARP Preferred Units was $0.6793 per unit, representing the distribution for the period from April 14, 2015 through July 15, 2015. Subsequent to July 15, 2015, ARP will pay future quarterly distributions on the Class E Preferred Units at an annual rate of $2.6875 per unit, or 10.75% of the liquidation preference. At September 30, 2015 and December 31, 2014, $103.5 million and $78.0 million, respectively, related to ARP’s preferred units, are included within non-controlling interests on the Company’s combined consolidated statements of unitholders’ equity.

Income Taxes

The Company, ARP, AGP, Lightfoot and the respective subsidiaries thereof are not subject to U.S. federal and most state income taxes. The partners of these entities are liable for income tax in regard to their distributive share of the entities’ taxable income. Such taxable income may vary substantially from net income (loss) reported in the accompanying combined consolidated financial statements. Certain corporate subsidiaries of ARP are subject to federal and state income tax. The federal and state income taxes related to the Company and these corporate subsidiaries were immaterial to the combined consolidated financial statements as of September 30, 2015 and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for these corporate subsidiaries in the accompanying combined consolidated financial statements.

Each of the entities which comprise the Company evaluates tax positions taken or expected to be taken in the course of preparing their respective tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Company’s management does not believe it has any tax positions taken within its combined consolidated financial statements that would not meet this threshold. The Company’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Company has not recognized any such potential interest or penalties in its combined consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.

The entities comprising the Company file Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the entities comprising the Company are no longer subject to income tax examinations by major tax authorities for years prior to 2011 and are not currently being examined by any jurisdiction and are not aware of any potential examinations as of September 30, 2015.

Net Income (Loss) Per Common Unit

Basic net income (loss) attributable to common unitholders per unit is computed by dividing net income (loss) attributable to common unitholders, which is determined after the deduction of net income attributable to participating securities and the preferred unitholders’ interests, if applicable, by the weighted average number of common unitholders units outstanding during the period.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. A portion of the Company’s phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plans and incentive compensation agreements (see Note 14), contain non-forfeitable rights to distribution equivalents of the Company. The participation rights result in a non-contingent transfer of value each time the Company declares a distribution or distribution equivalent right during the award’s vesting period. However, unless the contractual terms of the participating securities require the holders to share in the losses of the entity, net loss is not allocated to the participating securities. As such, the net income utilized in the calculation of net income (loss) per unit must be after the allocation of only net income to the phantom units on a pro-rata basis.

The following is a reconciliation of net loss allocated to the common unitholders for purposes of calculating net loss attributable to common unitholders per unit (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(582,313)	$(4,349)	$(588,377)	$(46,195)
Preferred unitholder dividends	(1,009)	—	(2,346)	—
Loss attributable to non-controlling interests	439,969	5,137	420,411	33,828
(Income) loss attributable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	—	(788)	10,475	12,367
Net loss utilized in the calculation of net loss attributable to common unitholders per unit – basic and diluted(1)	$(143,353)	$—	$(159,837)	$—

(1)

Net loss attributable to common unitholders per unit is calculated by dividing net income (loss) attributable to common unitholders, less income allocable to participating securities, by the sum of the weighted average number of common unitholder units outstanding and the dilutive effect of unit option awards and convertible preferred units, as calculated by the treasury stock or if converted methods, as applicable. For the three months ended September 30, 2015, net loss attributable common unitholders per unit is not allocated to approximately 69,000 phantom units, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the nine months ended September 30, 2015, net loss attributable common unitholder’s ownership interest is not allocated to approximately 68,000 phantom units, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the three and nine months ended September 30, 2015, distributions on the Company’s Series A preferred units were excluded, because the inclusion of such preferred distributions would have been anti-dilutive.

The following table sets forth the reconciliation of the Company’s weighted average number of common unitholder units used to compute basic net loss attributable to common unitholders per unit with those used to compute diluted net loss attributable to common unitholders per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average number of common unitholders per unit—basic	26,011	—	26,011	—
Add effect of dilutive incentive awards(1)	—	—	—	—
Add effect of dilutive convertible preferred units(1)	—	—	—	—
Weighted average number of common unitholders per unit—diluted	26,011	—	26,011	—

(1)

For the three months ended September 30, 2015, 2,737,000 phantom units were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive. For the nine months ended September 30, 2015, 1,492,000 phantom units were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive. For the three and nine months ended September 30, 2015, potential common units issuable upon conversion of the Company’s Series A preferred units were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

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

ARP’s Drilling Partnerships. Certain energy activities are conducted by ARP through, and a portion of its revenues are attributable to, sponsorship of the Drilling Partnerships. Drilling Partnership investor capital raised by ARP is deployed to drill and complete wells included within the partnership. As ARP deploys Drilling Partnership investor capital, it recognizes certain management fees it is entitled to receive, including well construction and completion revenue and a portion of administration and oversight revenue. At each period end, if ARP has Drilling Partnership investor capital that has not yet been deployed, it will recognize a current liability titled “Liabilities Associated with Drilling Contracts” on the Company’s combined consolidated balance sheets. After the Drilling Partnership well is completed and turned in line, ARP is entitled to receive additional operating and management fees, which are included within well services and administration and oversight revenue, respectively, on a monthly basis while the well is operating. In addition to the management fees it is entitled to receive for services provided, ARP is also entitled to its pro-rata share of Drilling Partnership gas and oil production revenue, which generally approximate 30%. ARP recognizes its Drilling Partnership management fees in the following manner:

•

Well construction and completion. For each well that is drilled by a Drilling Partnership, ARP receives a 15% mark-up on those costs incurred to drill and complete wells included within the partnership. Such fees are earned, in accordance with the partnership agreement, and recognized as the services are performed, typically between 60 and 270 days.

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

The Company’s subsidiaries’ gas and oil production operations accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). The Company had unbilled revenues at September 30, 2015 and December 31, 2014 of $48.5 million and $85.5 million, respectively, which were included in accounts receivable within its combined consolidated balance sheets.

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

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Subtopic 805) (“Update 2015-16”) which eliminates the need to retrospectively adjust previously issued financial statements for changes in provisional amounts recognized at the date on which a business was acquired and later revised based on new information about facts and circumstances that existed at the acquisition date.  Subsequent to the effective date of this accounting standard, such adjustments will be applied prospectively and the nature of, and reason for, the change in accounting principle will be disclosed.  The Company will adopt the requirements of Update 2015-16 upon its effective date of January 1, 2016, and the Company does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which was a clarification of its previously issued ASU 2015-03, Interest—Imputation of Interest (“Update 2015-15”) requiring entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 effectively allows an entity to defer line-of-credit issuance costs and present such costs as an asset.  These deferred debt issuance costs may be amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company will adopt the requirements of Update 2015-15 upon its effective date of January 1, 2016, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“Update 2015-06”). Under Topic 260, Earnings per Share, master limited partnerships (“MLPs”) apply the two-class method to calculate earnings per unit (“EPU”) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to an MLP and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the MLP are adjusted retrospectively to reflect the drop down transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in Update 2015-06 specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a drop down transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the drop down transaction occurs also are required. The amendments in Update 2015-06 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and amendments in Update 2015-06 should be applied retrospectively for all financial statements presented. The Company will adopt the requirements of Update 2015-06 upon its effective date of January 1, 2016, and the Company does not anticipate it having a material impact on its financial position, results of operations or related disclosures.

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

Other Acquisitions

ARP’s Arkoma Acquisition

On June 5, 2015, ARP completed the acquisition of the Company’s coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma for approximately $31.5 million, net of purchase price adjustments (the “Arkoma Acquisition”). ARP funded the purchase price through the issuance of 6,500,000 common limited partner units (see Note 12). The Arkoma Acquisition had an effective date of January 1, 2015. ARP accounted for the Arkoma Acquisition as a transaction between entities under common control.

ARP’s and AGP’s Eagle Ford Acquisition

On November 5, 2014, ARP and AGP completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas from Cima Resources, LLC and Cinco Resources, Inc. (together “Cinco”) for $342.0 million, net of purchase price adjustments (the “Eagle Ford Acquisition”). Approximately $183.1 million was paid in cash by ARP and $19.9 million was paid by AGP at closing, and approximately $139.0 million was to be paid in four quarterly installments beginning December 31, 2014. On December 31, 2014, AGP made its first installment payment of $35.0 million related to its Eagle Ford Acquisition. Prior to the March 31, 2015 installment, ARP, AGP, and Cinco amended the purchase and sale agreement to alter the timing and amount of the quarterly payments beginning with the March 31, 2015 payment and ending December 31, 2015, with no change to the overall purchase price. On March 31, 2015, AGP paid $28.3 million and ARP issued $20.0 million of its Class D ARP Preferred Units (see Note 12) to satisfy the second installment related to the Eagle Ford Acquisition. On June 30, 2015, AGP paid $16.0 million and ARP paid $0.6 million to satisfy the third installment related to the Eagle Ford Acquisition. In September 2015, ARP agreed with AGP to have AGP transfer its remaining $36.3 million of deferred purchase obligation, along with the related undeveloped natural gas and oil properties, to ARP.  On September 30, 2015, ARP paid $17.5 million to satisfy the fourth installment related to the Eagle Ford Acquisition.  At September 30, 2015, ARP’s remaining deferred portion of the purchase price was $21.6 million, payable on December 31, 2015. The Eagle Ford Acquisition had an effective date of July 1, 2014. ARP’s issuance of Class D ARP Preferred Units represents a non-cash transaction for statement of cash flow purposes during the nine months ended September 30, 2015.

ARP’s GeoMet Acquisition

On May 12, 2014, ARP completed the acquisition of certain assets from GeoMet, Inc. (“GeoMet”) (OTCQB: GMET) for approximately $97.9 million in cash, net of purchase price adjustments (the “GeoMet Acquisition”), with an effective date of January 1, 2014. The assets include coal-bed methane producing natural gas assets in West Virginia and Virginia.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30,	December 31,	Estimated Useful Lives
	2015	2014	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$469,684	$455,401
Pre-development costs	8,664	7,378
Wells and related equipment	3,158,769	3,082,429
Total proved properties	3,637,117	3,545,208
Unproved properties	316,924	311,946
Support equipment	44,274	37,359
Total natural gas and oil properties	3,998,315	3,894,513
Pipelines, processing and compression facilities	59,598	49,547	2 – 40
Rights of way	829	830	20 – 40
Land, buildings and improvements	9,202	9,160	3 – 40
Other	18,318	17,936	3 – 10
	4,086,262	3,971,986
Less – accumulated depreciation, depletion and amortization	(2,426,904)	(1,552,697)
	$1,659,358	$2,419,289

During the three and nine months ended September 30, 2015, the Company recognized $0.4 million and $0.3 million of gains on asset sales and disposals, respectively. During the three and nine months ended September 30, 2014, the Company recognized $0.1 million and $1.7 million, respectively, of losses on asset sales and disposals. The $1.7 million loss during the nine months ended September 30, 2014 was primarily related to ARP’s sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farm out agreement.

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company’s subsidiaries will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of unproved gas and oil properties recorded by the Company’s subsidiaries for the three and nine months ended September 30, 2015 and 2014.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. For the three and nine months ended September 30, 2015, the Company recognized $747.5 million of asset impairment primarily related to ARP’s oil and gas properties in the Barnett, Coal-bed Methane, Southern Appalachia, Marcellus and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices, reduced by $68.0 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairment and the related hedge gains are included in asset impairment expense in the Company’s combined consolidated results of operations for the three and nine months ended September 30, 2015. There were no asset impairments of proved gas and oil properties for the three and nine months ended September 30, 2014.

During the nine months ended September 30, 2015 and 2014, the Company recognized $12.0 million and $42.6 million, respectively, of non-cash property, plant and equipment additions, which were included within the changes in accounts payable and accrued liabilities on the Company’s combined consolidated statement of cash flows.

NOTE 5—OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	September 30,	December 31,
	2015	2014
Deferred financing costs, net of accumulated amortization of $39,945 and $20,675 at September 30, 2015 and December 31, 2014, respectively	$49,299	$46,120
Investment in Lightfoot	19,521	21,123
Rabbi Trust	5,378	3,925
Security deposits	231	229
ARP notes receivable	3,871	3,866
Other	5,154	5,348
	$83,454	$80,611

Deferred financing costs. Deferred financing costs are recorded at cost and amortized over the terms of the respective debt agreements (see Note 7). Amortization expense of the Company’s and its subsidiaries’ deferred financing costs was $3.6 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively, and $9.8 million and $7.0 million for the nine months ended September 30, 2015 and 2014, respectively, which was recorded within interest expense on the Company’s combined consolidated statements of operations. During the nine months ended September 30, 2015, the Company recognized $5.2 million for accelerated amortization of deferred financing costs associated with Atlas Energy, L.P.’s credit facility and term loan. There was no accelerated amortization of deferred financing costs for the Company during the three months ended September 30, 2015 and the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, ARP recognized $4.3 million for accelerated amortization of deferred financing costs associated with a reduction of the borrowing base under its revolving credit facility. There was no accelerated amortization of deferred financing costs for ARP during the three months ended September 30, 2015 and 2014 and during the nine months ended September 30, 2014.

ARP notes receivable. At September 30, 2015 and December 31, 2014, ARP had notes receivable with certain investors of its Drilling Partnerships, which were included within other assets, net on the Company’s combined consolidated balance sheets. The notes have a maturity date of March 31, 2022, and a 2.25% per annum interest rate. The maturity date of the notes can be extended to March 31, 2027, subject to certain closing conditions, including an extension fee of 1.0% of the outstanding principal balance. The Company recognized interest income within other, net on the Company’s combined consolidated statements of operations of approximately $21,000 and $22,000, respectively, for the three months ended September 30, 2015 and 2014, and approximately $64,000 and $68,000 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, ARP recorded no allowance for credit losses within the Company’s combined consolidated balance sheets based upon payment history and ongoing credit evaluations associated with the ARP notes receivable.

Investment in Lightfoot. At September 30, 2015, the Company had an approximate 12.0% interest in Lightfoot L.P. and an approximate 15.9% interest in Lightfoot G.P., the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the Board. Lightfoot L.P. focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. The Company accounts for its investment in Lightfoot under the equity method of accounting. During the three months ended September 30, 2015 and 2014, the Company recognized equity income of approximately $0.3 million and $0.4 million, respectively, within other, net on the Company’s combined consolidated statements of operations. During the nine months ended September 30, 2015 and 2014, the Company recognized equity income of approximately $0.5 million and $0.8 million, respectively, within other, net on the Company’s combined consolidated statements of operations. During the three months ended September 30, 2015 and 2014, the Company received net cash distributions of approximately $1.4 million and $0.5 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company received net cash distributions of approximately $2.2 million and $1.2 million, respectively.

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

ARP proportionately consolidates its ownership interest of the asset retirement obligations of its Drilling Partnerships. At September 30, 2015, the Drilling Partnerships had $45.6 million of aggregate asset retirement obligation liabilities recognized on their combined balance sheets allocable to the limited partners, exclusive of ARP’s proportional interest in such liabilities. Under the terms of the respective partnership agreements, ARP maintains the right to retain a portion or all of the distributions to the limited partners of its Drilling Partnerships to cover the limited partners’ share of the plugging and abandonment costs up to a specified amount per month. As of September 30, 2015, ARP has withheld approximately $4.3 million of limited partner distributions related to the asset retirement obligations of certain Drilling Partnerships. ARP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each Drilling Partnership near the end of their useful life. On a partnership-by-partnership basis, ARP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors, including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, ARP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon ARP’s decision to retain all future distributions to the limited partners of its Drilling Partnerships, ARP will assume the related asset retirement obligations of the limited partners.

A reconciliation of the Company’s subsidiaries’ liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asset retirement obligations, beginning of period	$110,937	$101,455	$108,101	$91,214
Liabilities incurred	80	336	296	8,283
Liabilities settled	(1)	(271)	(547)	(820)
Accretion expense	1,584	1,471	4,750	4,314
Asset retirement obligations, end of period	$112,600	$102,991	$112,600	$102,991

The above accretion expense was included in depreciation, depletion and amortization in the Company’s combined consolidated statements of operations and the asset retirement obligation liabilities were included within asset retirement obligations and other in the Company’s combined consolidated balance sheets. During the year ended December 31, 2014, AGP incurred $0.1 million of future plugging and abandonment liabilities within purchase accounting related to the acquisition it consummated during the period. During the year ended December 31, 2014, ARP incurred $7.0 million of future plugging and abandonment liabilities within purchase accounting related to the acquisitions it consummated during the period (see Note 3). During the nine months ended September 30, 2014, ARP incurred $6.6 million of future plugging and abandonment liabilities within purchase accounting for the Rangely and GeoMet acquisitions it consummated during the period (see Note 3). No future plugging and abandonment liabilities related to consummated acquisitions were incurred during the three and nine months ended September 30, 2015.

NOTE 7—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2015	2014
Term loan facilities	$82,700	$148,125
ARP revolving credit facility	563,000	696,000
ARP term loan facility	243,408	—
ARP 7.75% Senior Notes—due 2021	374,601	374,544
ARP 9.25% Senior Notes—due 2021	324,038	323,916
Total debt	1,587,747	1,542,585
Less current maturities	—	(1,500)
Total long-term debt	$1,587,747	$1,541,085

Term Loan Facilities

On August 10, 2015, the Company entered into a credit agreement (the “Riverstone Credit Agreement”) with Riverstone Credit Partners, L.P., as administrative agent, and the lenders party thereto, for a new term loan facility (the “Riverstone Term Loan Facility”) in an aggregate principal amount of $82.7 million maturing in August 2020. The borrowings under the Riverstone Term Loan Facility were used to repay in full outstanding borrowings under the Company’s existing term loan facility.

The Company’s obligations under the Riverstone Term Loan Facility are secured on a first priority basis by security interests in substantially all of the assets of the Company and each of New Atlas Holdings, LLC, the Company’s direct wholly owned subsidiary, Atlas Lightfoot, LLC and any other material subsidiary of the Company that later guarantees indebtedness under the Riverstone Term Loan Facility, including all equity interests directly held by New Atlas Holdings, LLC or any guarantor and all tangible and intangible property of the Company and the guarantors (subject to certain customary exclusions and exceptions).

Borrowings under the Riverstone Term Loan Facility bear interest, at the Company’s option, at either (i) LIBOR plus 7.0% (as used with respect to the Riverstone Term Loan Facility, “Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 6.0% (as used with respect to the Riverstone Term Loan Facility, an “ABR Loan”). Interest is generally payable at interest payment periods selected by the Company for Eurodollar Loans and quarterly for ABR Loans. At September 30, 2015, $82.7 million was outstanding under the Riverstone Term Loan Facility. At September 30, 2015, the weighted average interest rate on outstanding borrowings under the Riverstone Term Loan Facility was 8.0%.

The Riverstone Credit Agreement contains customary covenants that limit the Company’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. The Company was in compliance with these covenants as of September 30, 2015. The Riverstone Credit Agreement also requires that (a) the Total Leverage Ratio (as defined in the Riverstone Credit Agreement) not be greater than 4.00 to 1.00, beginning with the fiscal quarter ending March 31, 2016; (b) the full repayment of Company have liquidity of not less than $5 million at the end of each fiscal quarter, beginning with the fiscal quarter ending December 31, 2015; and (c) the Asset Coverage Ratio (as defined in the Riverstone Credit Agreement) not be less than 1.75 to 1.00 during the period from September 30, 2015 to June 30, 2016. Based on the definitions contained in the Credit Agreement, at September 30, 2015, the Company’s Total Leverage Ratio was 2.6 to 1.0 and the Company’s Asset Coverage Ratio was 2.9 to 1.0.

The Company has the right at any time to prepay any borrowings outstanding under the Riverstone Term Loan Facility, subject to the payment of a prepayment premium specified therein. Subject to certain exceptions, the Company may also be required to prepay all or a portion of the Riverstone Term Loan Facility in certain instances, including the following:

•

at the end of each fiscal quarter, the Company must repay the Riverstone Term Loan Facility in an amount equal to: (i) if the Total Leverage Ratio is equal to or greater than 3.50 to 1.00, 100% of Distributable Cash (as defined in the Riverstone Credit Agreement), (ii) if the Total Leverage Ratio is equal to or greater than 3.00 to 1.00 but less than 3.25 to 1.00, 75% of Distributable Cash, (iii) if the Total Leverage Ratio is equal to or greater than 2.75 to 1.00 but less than 3.00 to1.00, 50% of Distributable Cash, (iv) if the Total Leverage Ratio is equal to or greater than 2.50 to 1.00 but less than 2.75 to1.00, 25% of Distributable Cash, and (v) if the Total Leverage Ratio is less than 2.50 to 1.00, 0% of Distributable Cash.

•

if, at any time after June 30, 2016, the Asset Coverage Ratio is less than 2.00 to 1.00, the Company must prepay the Riverstone Term Loan Facility in an aggregate principal amount necessary to achieve an Asset Coverage Ratio of greater than 2.00 to 1.00; the Asset Coverage Ratio is equal to the ratio of the Asset Value (the sum of the discounted net present values of the loan parties’ oil and gas properties, cash and cash equivalents, and the values of certain equity interests of ARP, Atlas Lightfoot, LLC, AGP and certain other midstream and upstream companies, determined as set forth in the Riverstone Credit Agreement) to Total Funded Debt (as defined in the Riverstone Credit Agreement);

•

if the Company or any restricted subsidiary of the Company disposes of property or assets (including equity interests) to a person other than a loan party or receives insurance or condemnation proceeds following a casualty event, the Company must repay the Riverstone Term Loan Facility in an aggregate principal amount equal to 100% of the net cash proceeds from such disposition or casualty event; and

•

if the Company or any restricted subsidiary of the Company issues or incurs any debt or issues any equity, the Company must repay the Riverstone Term Loan Facility in an aggregate principal amount equal to 100% of the net cash proceeds of such issuances or incurrences of debt or issuances of equity.

On February 27, 2015, the Company entered into a credit agreement with Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provided for a Secured Senior Interim Term Loan Facility in an aggregate principal amount of $30.0 million (the “Interim Term Loan Facility”) and a Secured Senior Term Loan A Facility in an aggregate principal amount of approximately $97.8 million (the “Term Loan A Facility” and together with the Interim Term Loan Facility, the “Term Loan Facilities”). In June 2015, the Company prepaid $33.1 million on the Term Loan Facilities in connection with the Arkoma Acquisition (see Note 3). On August 10, 2015, the Company repaid in full the remaining $82.7 million outstanding under the Term Loan Facilities.

The proceeds from the issuance of the Term Loan Facilities were used to fund a portion of the Company’s $150.0 million payment to Atlas Energy in connection with the repayment of Atlas Energy’s term loan (see Note 2). The Interim Term Loan Facility matured on August 27, 2015 and the Term Loan A Facility was to mature on February 26, 2016. The Company’s obligations under the Term Loan Facilities were secured on a first priority basis by security interests in substantially all of the assets of the Company and its material subsidiaries, including all equity interests directly held by the Company, New Atlas Holdings, LLC, or any other guarantor, and all tangible and intangible property. Borrowings under the Term Loan Facilities bore interest, at the Company’s option, at either (i) LIBOR plus 7.5% (as used with respect to the Term Loan Facilities, “Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, in each case plus 6.5% (as was used with the Term Loan Facilities, an “ABR Loan”). Interest was generally payable at interest payment periods selected by the Company for Eurodollar Loans and quarterly for ABR Loans.

The Company had the right at any time to prepay any borrowings outstanding under the Term Loan Facilities, without premium or penalty, provided the Interim Term Loan Facility was repaid prior to the Term Loan A Facility. Subject to certain exceptions, the Company may also have been required to prepay all or a portion of the Term Loan Facilities in certain instances, including the following:

•

if, at any time, the Recognized Value Ratio (as defined in the Credit Agreement) was less than 2.00 to 1.00, the Company must have prepaid the Term Loan Facilities and any revolving loans outstanding in an aggregate principal amount necessary to achieve a Recognized Value Ratio of greater than 2.00 to 1.00; the Recognized Value Ratio was equal to the ratio of the Recognized Value (the sum of the discounted net present values of the Loan Parties’ oil and gas properties and the values of the common units, Class A Units and Class C Units of ARP, determined as set forth in the Credit Agreement) to Total Funded Debt (as defined in the Credit Agreement);

•

if the Company disposed of all or any portion of the Arkoma Assets (as defined in the Credit Agreement), the Company must have prepaid the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds resulting from such disposition;

•

if the Company or any of its restricted subsidiaries disposed of property or assets (including equity interests), the Company must have repaid the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds from such disposition or casualty event; and;

•

if the Company incurred any debt or issues any equity, it must have repaid the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds of such issuances or incurrences of debt or issuances of equity.

The Credit Agreement contained customary covenants that limited the Company’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. The Credit Agreement also required that the Total Leverage Ratio (as defined in the Credit Agreement) not be greater than (i) as of the last day of any fiscal quarter prior to the full repayment of the Interim Term Loan Facility, 3.75 to 1.00, and (ii) as of the last day of any quarter thereafter, 3.50 to 1.00.

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

ARP Credit Facility

ARP is a party to a Second Amended and Restated Credit Agreement dated July 31, 2013, as amended, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “ARP Credit Agreement”), which provides for a senior secured revolving credit facility with a borrowing base of $750.0 million as of September 30, 2015.

ARP’s borrowing base is scheduled for semi-annual redeterminations on November 1, 2015 and thereafter on May 1 and November 1 of each year. In July 2015, the determination by the lenders reaffirmed ARP’s $750.0 million borrowing base. The ARP Credit Agreement also provides that ARP’s borrowing base will be reduced by 25% of the stated amount of any senior notes issued, or additional second lien debt incurred, after July 1, 2015. At September 30, 2015, $563.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.3 million was outstanding at September 30, 2015. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any non-guarantor subsidiaries of ARP are minor. Borrowings under the credit facility bear interest, at ARP’s election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. If the borrowing base utilization (as defined in the ARP Credit Agreement) is less than 90%, the applicable margin on Eurodollar Loans and ABR Loans (each as defined in the ARP Credit Agreement) will be increased by 0.25%. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on the Company’s combined consolidated statements of operations. At September 30, 2015, the weighted average interest rate on outstanding borrowings under the credit facility was 2.75%.

The ARP Credit Agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness (excluding second lien debt in an aggregate principal amount of up to $300.0 million), grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. ARP was in compliance with these covenants as of September 30, 2015. The ARP Credit Agreement also requires that ARP maintain a ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than (i) 5.25 to 1.0 as of the last day of the quarters ending on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ending on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter, and a ratio of current assets (as defined in the ARP Credit Agreement) to current liabilities (as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. Based on the definitions contained in the ARP Credit Agreement, at September 30, 2015, ARP’s ratio of current assets to current liabilities was 1.4 to 1.0, and its ratio of Total Funded Debt to EBITDA was 5.2 to 1.0.

ARP Term Loan Facility

On February 23, 2015, ARP entered into a Second Lien Credit Agreement with certain lenders and Wilmington Trust, National Association, as administrative agent. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “ARP Term Loan Facility”). The ARP Term Loan Facility matures on February 23, 2020. The ARP Term Loan Facility is presented net of unamortized discount of $6.6 million at September 30, 2015.

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

ARP’s obligations under the ARP Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries (the “Loan Parties”) that guarantee ARP’s existing first lien revolving credit facility. In addition, the obligations under the ARP Term Loan Facility are guaranteed by ARP’s material restricted subsidiaries. Borrowings under the ARP Term Loan Facility bear interest, at ARP’s option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 8.0% (an “ABR Loan”). Interest is generally payable at the applicable maturity date for Eurodollar loans and quarterly for ABR loans. At September 30, 2015, the weighted average interest rate on outstanding borrowings under the term loan facility was 10.0%.

The Second Lien Credit Agreement contains customary covenants that limit ARP’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities. In addition, the Second Lien Credit Agreement contains covenants substantially similar to those in ARP’s existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. ARP was in compliance with these covenants as of September 30, 2015.

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

Senior Notes

At September 30, 2015, ARP had $374.6 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”). The 7.75% ARP Senior Notes were presented net of a $0.4 million unamortized discount as of September 30, 2015. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, ARP may redeem the 7.75% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 7.75% ARP Senior Notes.

At September 30, 2015, ARP had $324.0 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The 9.25% ARP Senior Notes were presented net of a $1.0 million unamortized discount as of September 30, 2015. Interest on the 9.25% ARP Senior Notes is payable semi-annually on February 15 and August 15. At any time prior to August 15, 2017, ARP may redeem the 9.25% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes.

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

The indentures governing the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes contain covenants, including limitations of ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of September 30, 2015.

Cash payments for interest by the Company and its subsidiaries on their respective borrowings were $93.7 million and $62.5 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Derivatives are recorded on the Company’s combined consolidated balance sheets as assets or liabilities at fair value. The Company reflected net derivative assets on its combined consolidated balance sheets of $353.2 million and $274.9 million at September 30, 2015 and December 31, 2014, respectively. Of the $10.4 million of net gain in accumulated other comprehensive income within unitholders’ equity on the Company’s combined consolidated balance sheet related to derivatives at September 30, 2015, the Company will reclassify $8.0 million of gains to its combined consolidated statement of operations over the next twelve-month period as these contracts expire with the remaining $2.4 million of gains being reclassified to the Company’s combined consolidated statements of operations in later periods as the remaining contracts expire. During the three and nine months ended September 30, 2014, $0.3 million and $0.8 million were reclassified from other comprehensive income related to derivative instruments entered into during that same period.

The following table summarizes the commodity derivative activity for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Portion of settlements associated with gains previously recognized within accumulated other comprehensive income, net of prior year offsets(1)	$(23,927)	$(77,048)
Portion of settlements attributable to subsequent mark to market gains	(19,752)	(49,877)
Total cash settlements on commodity derivative contracts	(43,679)	(126,925)

2015 Unrealized gains prior to settlement(2)	10,989	17,822
Unrealized gain on open derivative contracts at September 30, 2015, net of amounts recognized in income in prior year(2)	120,788	192,644
Gains on mark-to-market derivatives	$131,777	$210,466

(1)	Recognized in gas and oil production revenue.
(2)	Recognized in gain on mark-to-market derivatives.

The Company had cash settlement gains of $43.7 million and $1.4 million during the three months ended September 30, 2015 and 2014, respectively, and cash settlement gains of $126.9 million and cash settlement losses of $22.7 million during the nine months ended September 30, 2015 and 2014, respectively. As the underlying prices and terms in the Company’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and nine months ended September 30, 2015 and 2014 for hedge ineffectiveness.

Atlas Growth

At May 1, 2015, AGP entered into a secured credit facility agreement with a syndicate of banks. As of the date hereof, the lenders under the credit facility have no commitment to lend to AGP under the credit facility but AGP and its subsidiaries have the ability to enter into derivative contracts to manage their exposure to commodity price movements which will benefit from the collateral securing the credit facility. The credit facility may be amended in the future if AGP and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit the ability of AGP and its subsidiaries to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. AGP was in compliance with these covenants as of September 30, 2015. In addition, AGP’s credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions. AGP has elected not to utilize hedge accounting for its derivative instruments.

The following table summarizes the gross fair values of AGP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s combined consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Assets Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Assets
As of September 30, 2015
Current portion of derivative assets	$399	$—	$399
Long-term portion of derivative assets	163	—	163
Total derivative assets	$562	$—	$562
As of December 31, 2014
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$—	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of September 30, 2015
Current portion of derivative liabilities	$—	$—	$—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$—	$—	$—
As of December 31, 2014
Current portion of derivative liabilities	$—	$—	$—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$—	$—	$—

At September 30, 2015, AGP had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(2)
2015	13,500	$61.000	$205
2016	18,000	$63.150	249
2017	9,000	$65.000	108
	AGP’s net assets		$562

(1)	“Bbl” represents barrels.
(2)	Fair value based on forward WTI crude oil prices, as applicable.

Atlas Resource

The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s combined consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Assets Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Assets
As of September 30, 2015
Current portion of derivative assets	$146,629	$(7)	$146,622
Long-term portion of derivative assets	205,979	—	205,979
Total derivative assets	$352,608	$(7)	$352,601
As of December 31, 2014
Current portion of derivative assets	$144,357	$(98)	$144,259
Long-term portion of derivative assets	130,972	(370)	130,602
Total derivative assets	$275,329	$(468)	$274,861

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Combined Consolidated Balance Sheets	Net Amount of Liabilities Presented in the Combined Consolidated Balance Sheets
Offsetting Derivative Liabilities
As of September 30, 2015
Current portion of derivative liabilities	$(7)	$7	$—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$(7)	$7	$—
As of December 31, 2014
Current portion of derivative liabilities	$(98)	$98	$—
Long-term portion of derivative liabilities	(370)	370	—
Total derivative liabilities	$(468)	$468	$—

At September 30, 2015, ARP had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	13,611,100	$4.193	$21,734
2016	53,546,300	$4.229	75,852
2017	49,920,000	$4.219	60,364
2018	40,800,000	$4.170	44,298
2019	15,960,000	$4.017	13,785
			$216,033

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	Puts purchased	600,000	$3.934	$803
2015	Calls sold	600,000	$4.634	—
				$803

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2015	Puts purchased	360,000	$4.000	$505
2016	Puts purchased	1,440,000	$4.150	1,952
				$2,457

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(7)
2015	1,200,000	$(0.090)	$41
			$41

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(8)
2015	1,260,000	$1.923	$1,225
			$1,225

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(4)
2015	2,016,000	$1.016	$1,096
			$1,096

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(5)
2015	378,000	$1.248	$237
			$237

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Gal)(1)	(per Gal)(1)	(in thousands)(6)
2015	378,000	$1.263	$238
			$238

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2016	84,000	$85.651	$3,038
2017	60,000	$83.780	1,828
			$4,866

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2015	487,500	$87.592	$20,377
2016	1,557,000	$81.471	49,856
2017	1,140,000	$77.285	27,462
2018	1,080,000	$76.281	22,073
2019	540,000	$68.371	5,837
			$125,605
	ARP’s net assets		$352,601

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.
(4)	Fair value based on forward Mt. Belvieu propane prices, as applicable.
(5)	Fair value based on forward Mt. Belvieu butane prices, as applicable.
(6)	Fair value based on forward Mt. Belvieu iso butane prices, as applicable.

(7)	Fair value based on forward WAHA natural gas prices, as applicable
(8)	Fair value based on forward Mt. Belvieu natural gasoline prices, as applicable.

In June 2012, ARP entered into natural gas put option contracts which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any unrealized derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At September 30, 2015, net unrealized derivative assets of $2.5 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

During the nine months ended September 30, 2015, the Company received approximately $4.9 million in net proceeds from the early termination of its remaining natural gas and oil derivative positions for production periods from 2015 through 2018.  The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Company’s Term Loan Facilities (see Note 7).

At September 30, 2015, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 7), ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnership. ARP, as the ultimate general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnerships’ ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

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

Information for the Company and its subsidiaries’ assets and liabilities measured at fair value at September 30, 2015 and December 31, 2014 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2015
Assets, gross
Rabbi trust	$5,378	$—	$—	$5,378
ARP Commodity swaps	—	349,348	—	349,348
ARP Commodity puts	—	2,457	—	2,457
ARP Commodity options	—	803	—	803
AGP Commodity swaps	—	562	—	562
Total assets, gross	5,378	353,170	—	358,548
Liabilities, gross
ARP Commodity swaps	—	(7)	—	(7)
ARP Commodity options	—	—	—	—
AGP Commodity swaps	—	—	—	—
Total derivative liabilities, gross	—	(7)	—	(7)
Total assets, fair value, net	$5,378	$353,163	$—	$358,541
As of December 31, 2014
Assets, gross
Rabbi trust	$3,925	$—	$—	$3,925
ARP Commodity swaps	—	267,242	—	267,242
ARP Commodity puts	—	2,767	—	2,767
ARP Commodity options	—	5,320	—	5,320
Total assets, gross	3,925	275,329	—	279,254
Liabilities, gross
ARP Commodity swaps	—	(401)	—	(401)
ARP Commodity options	—	(67)	—	(67)
Total derivative liabilities, gross	—	(468)	—	(468)
Total assets, fair value, net	$3,925	$274,861	$—	$278,786

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

The Company’s and its subsidiaries’ other current assets and liabilities on its combined consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Company’s and ARP’s debt at September 30, 2015 and December 31, 2014, which consist principally of ARP’s senior notes, borrowings under the Company’s term loan facilities, and borrowings under ARP’s term loan and revolving credit facilities, were $1,077.2 million and $1,363.4 million, respectively, compared with the carrying amounts of $1,587.7 million and $1,542.6 million, respectively. The carrying values of outstanding borrowings under the respective revolving and term loan credit facilities, which bear interest at variable interest rates, approximated their estimated fair values. The estimated fair values of the ARP senior notes were based upon the market approach and calculated using the yields of the ARP senior notes as provided by financial institutions and thus were categorized as Level 3 values.

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

Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,
	2015		2014
	Level 3	Total	Level 3	Total
Asset retirement obligations	$80	$80	$336	$336
Total	$80	$80	$336	$336

	Nine Months Ended September 30,
	2015		2014
	Level 3	Total	Level 3	Total
Asset retirement obligations	$296	$296	$8,283	$8,283
Total	$296	$296	$8,283	$8,283

The Company’s subsidiaries estimate the fair value of their long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. See Note 4 for a discussion of current year impairments. No impairments were recognized during the three and nine months ended September 30, 2014.

During the year ended December 31, 2014, ARP completed the Eagle Ford, Rangely and GeoMet acquisitions and AGP completed the Eagle Ford Acquisition (see Note 3). The fair value measurements of assets acquired and liabilities assumed for each of these acquisitions are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The estimated fair values of the assets acquired and liabilities assumed in the Eagle Ford Acquisition as of the acquisition date, which are reflected in the Company’s combined consolidated balance sheet as of September 30, 2015 are subject to change as the final valuations have not yet been completed, and such changes could be material. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under the Company’s subsidiaries’ existing methodology for recognizing an estimated liability for the plugging and abandonment of their gas and oil wells (see Note 6). These inputs require significant judgments and estimates by the Company’s subsidiaries’ management at the time of the valuation and are subject to change.

NOTE 10—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with Drilling Partnerships. ARP conducts certain activities through, and a portion of its revenues are attributable to, sponsorship of the Drilling Partnerships. ARP serves as the ultimate general partner and operator of the Drilling Partnerships and assumes customary rights and obligations for the Drilling Partnerships. As the ultimate general partner, ARP is liable for the Drilling Partnerships’ liabilities and can be liable to limited partners of the Drilling Partnerships if it breaches its responsibilities with respect to the operations of the Drilling Partnerships. ARP is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Drilling Partnership’s revenue and costs and expenses according to the respective partnership agreements.

NOTE 11—COMMITMENTS AND CONTINGENCIES

General Commitments

ARP is the ultimate managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. ARP has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and ARP may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by ARP to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of September

30, 2015, the management of ARP believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

While its historical structure has varied, ARP has generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. ARP periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, ARP recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which ARP has recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, ARP will recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized. For the three months ended September 30, 2015 and 2014, $0.4 million and $0.9 million, respectively, of ARP’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses. For the nine months ended September 30, 2015 and 2014, $1.5 million and $4.7 million, respectively, of ARP’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses.

In connection with the Eagle Ford Acquisition (see Note 3), ARP guaranteed the timely payment of the deferred portion of the purchase price that is to be paid by AGP. Pursuant to the agreement between ARP and AGP, ARP will have the right to receive some or all of the assets acquired by AGP in the event of its failure to contribute its portion of any deferred payments. In September 2015, ARP agreed with AGP to have AGP transfer its remaining $36.3 million of deferred purchase obligation, along with the related undeveloped natural gas and oil properties, to ARP. ARP’s deferred purchase obligation is included within deferred acquisition purchase price on the Company’s combined consolidated balance sheets at September 30, 2015 and December 31, 2014 (see Note 3). AGP’s deferred purchase obligation was included within deferred acquisition purchase price on the Company’s combined consolidated balance sheet at December 31, 2014 (see Note 3).

In connection with ARP’s GeoMet Acquisition (see Note 3), ARP acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of ARP’s firm transportation obligations as of September 30, 2015 were as follows: 2015— $0.9 million; 2016— $3.6 million; 2017— $2.5 million; 2018— $1.8 million; 2019— $1.8 million; thereafter— $6.5 million.

In connection with ARP’s acquisition of assets from EP Energy E&P Company, L.P. on July 31, 2013 (the “EP Energy Acquisition”), ARP acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of ARP’s firm transportation obligations as of September 30, 2015 were as follows: 2015— $2.2 million; 2016— $2.2 million; and 2017 to 2019— none.

As of September 30, 2015, the Company’s subsidiaries are committed to expend approximately $45.0 million on drilling and completion expenditures.

Legal Proceedings

The Company and its subsidiaries are parties to various routine legal proceedings arising out of the ordinary course of its business. Management of the Company and its subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 12—ISSUANCES OF UNITS

The Company recognizes gains or losses on ARP’s and AGP’s equity transactions as credits or debits, respectively, to unitholders’ equity on its combined consolidated balance sheets rather than as income or loss on its combined consolidated statements of operations. These gains or losses represent the Company’s portion of the excess or the shortage of the net offering price per unit of each of ARP’s and AGP’s common units as compared to the book carrying amount per unit (see Note 2).

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

On August 26, 2015, at a special meeting of the unitholders of the Company, the unitholders approved changes to the terms of the Series A Preferred Units to provide that each Series A Preferred Unit will be convertible into common units at the option of the holder.

Atlas Resource Partners

In August 2015, ARP entered into a distribution agreement with MLV & Co. LLC (“MLV”). Pursuant to the distribution agreement, ARP may sell from time to time through MLV ARP’s 8.625% Class D ARP Cumulative Redeemable Perpetual Preferred Units (“Class D ARP Preferred Units”) and Class E ARP Cumulative Redeemable Perpetual Preferred Units (“Class E ARP Preferred Units”) having a maximum aggregate offering price of up to $100 million. Sales of Class D and Class E ARP Preferred Units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE, the existing trading market for the Units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay MLV a commission, which shall not be more than 3.0% of the gross sales price of Class D and Class E ARP Preferred Units. ARP has agreed to reimburse MLV for certain expenses incurred in connection with entering into the distribution agreement. Under the terms of the distribution agreement, ARP may also sell Class D and Class E ARP Preferred Units from time to time to MLV as principal for its own account at a price to be agreed upon at the time of sale. Any sale of Class D and Class E ARP Preferred Units to MLV as principal would be pursuant to the terms of a separate terms agreement between ARP and MLV. During the three and nine months ended September 30, 2015, ARP issued 90,328 Class D ARP Preferred Units and 1,083 Class E ARP Preferred Units under the preferred equity distribution program for net proceeds of $1.0 million, net of $0.2 million in commissions and offering expenses paid.

In May 2015, in connection with the Arkoma Acquisition (see Note 3), ARP issued 6,500,000 of its common limited partner units in a public offering at a price of $7.97 per unit, yielding net proceeds of approximately $49.7 million. ARP used a portion of the net proceeds to fund the Arkoma Acquisition and to reduce borrowings outstanding under ARP’s revolving credit facility.

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

In August 2014, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between ARP and such Agent. During the three months ended September 30, 2015, ARP issued 5,519,110 common limited partner units under the equity distribution program for net proceeds of $18.6 million, net of $0.4 million in commissions and offering expenses paid. During the nine months ended September 30, 2015, ARP issued 8,404,934 common limited partner units under the equity distribution program for net proceeds of $40.0 million, net of $1.0 million in commissions and offering expenses paid.

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

Atlas Growth Partners

AGP has issued approximately $233.0 million of its common limited partner units through a private placement offering that expired on June 30, 2015. Of the $233.0 million of gross funds raised, we purchased $5.0 million common limited partner units during the offering.

In connection with the issuance of ARP’s and AGP’s unit offerings during the nine months ended September 30, 2015, the Company recorded gains of $3.4 million within unitholders’ equity and a corresponding decrease in non-controlling interests on its combined consolidated balance sheet and combined consolidated statement of unitholders’/owner’s equity. For the year ended December 31, 2014, the Company recorded gains of $45.0 million within equity and a corresponding decrease in non-controlling interests on its combined consolidated balance sheets and combined consolidated statement of equity.

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

Date Cash Distribution Paid	For Month Ended	Total Cash Distribution To Common Unitholders	Total Cash Distribution To Preferred Unitholders
May 15, 2015	March 31, 2015	$—	$333
June 12, 2015	April 30, 2015	$—	$334
July 15, 2015	May 31, 2015	$—	$334
August 14, 2015	June 30, 2015	$—	$335
September 14, 2015	July 31, 2015	$—	$336
October 15, 2015	August 31, 2015	$—	$336

On October 28, 2015, the Company declared a monthly distribution of $0.3 million for the month ended September 30, 2015 related to its Series A Preferred Units. The distribution will be paid on November 13, 2015 to unitholders of record at the close of business on November 9, 2015.

ARP Cash Distributions. In January 2014, ARP’s board of directors approved the modification of its cash distribution payment practice to a monthly cash distribution program whereby it distributes all of its available cash (as defined in ARP’s partnership agreement) for that month to its unitholders within 45 days from the month end. Prior to that, ARP paid quarterly cash distributions within 45 days from the end of each calendar quarter. If ARP’s common unit distributions in any quarter exceed specified target levels, the Company will receive between 13% and 48% of such distributions in excess of the specified target levels. While outstanding, the Class B ARP Preferred Units received regular quarterly cash distributions equal to the greater of (i) $0.40 (or $0.1333 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. While outstanding, the Class C ARP Preferred Units will receive regular quarterly cash distributions equal to the greater of (i) $0.51 (or $0.17 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. The initial quarterly distribution on the Class D ARP Preferred Units was $0.616927 per unit, representing the distribution for the period from October 2, 2014 through January 14, 2015. ARP pays quarterly distributions on the Class D ARP Preferred Units at an annual rate of $2.15625 per unit, $0.5390625 per unit paid on a quarterly basis, or 8.625% of the liquidation preference. ARP pays distributions on the Class E ARP Preferred Units at an annual rate of $2.6875 per unit, or $0.671875 per unit on a quarterly basis, or 10.75% of the $25.00 liquidation preference.

Distributions declared by ARP from January 1, 2014 through September 30, 2015 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Month Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners(1)		Total Cash Distribution to the General Partner’s Class A Units
March 17, 2014	January 31, 2014	$0.1933	$12,718	$1,467		$1,055
April 14, 2014	February 28, 2014	$0.1933	$12,719	$1,466		$1,055
May 15, 2014	March 31, 2014	$0.1933	$12,719	$1,466		$1,054
June 13, 2014	April 30, 2014	$0.1933	$15,752	$1,466		$1,279
July 15, 2014	May 31, 2014	$0.1933	$15,752	$1,466		$1,279
August 14, 2014	June 30, 2014	$0.1966	$16,029	$1,492		$1,377
September 12, 2014	July 31, 2014	$0.1966	$16,028	$1,493		$1,378
October 15, 2014	August 31, 2014	$0.1966	$16,032	$1,491		$1,378
November 14, 2014	September 30, 2014	$0.1966	$16,032	$1,492		$1,378
December 15, 2014	October 31, 2014	$0.1966	$16,033	$1,491		$1,378
January 14, 2015	November 30, 2014	$0.1966	$16,779	$745	(1)	$1,378
February 13, 2015	December 31, 2014	$0.1966	$16,782	$745	(1)	$1,378

March 17, 2015	January 31, 2015	$0.1083	$9,284	$643	(1)	$203
April 14, 2015	February 28, 2015	$0.1083	$9,347	$643	(1)	$204
May 15, 2015	March 31, 2015	$0.1083	$9,444	$643	(1)	$206
June 12, 2015	April 30, 2015	$0.1083	$10,179	$642	(1)	$221
July 15, 2015	May 31, 2015	$0.1083	$10,304	$643	(1)	$223
August 14, 2015	June 30, 2015	$0.1083	$10,309	$637	(2)	$223
September 14, 2015	July 31, 2015	$0.1083	$10,571	$638	(2)	$229
October 15, 2015	August 31, 2015	$0.1083	$10,949	$637	(2)	$236

(1)	Includes payments for the Class B and Class C preferred unit monthly distributions.
(2)

Includes payments for the Class C preferred unit monthly distributions. The remaining Class B Preferred Units were converted on July 25, 2015, and the Class B Preferred Unitholders received additional ARP common units upon conversion in lieu of the June distribution. No Class B Preferred Units were outstanding at September 30, 2015.

Date Cash Distribution Paid	For the Period	Cash Distribution per Class D Preferred Limited Partner Unit	Total Cash Distribution To Class D Preferred Limited Partners
January 15, 2015	October 2, 2014 – January 14, 2015	$0.6169270	$1,974
April 15, 2015	January 15, 2015 – April 14, 2015	$0.5390630	$2,156
July 15, 2015	April 15, 2015 – July 14, 2015	$0.5390625	$2,157
October 15, 2015	July 15, 2015 – October 14, 2015	$0.5390625	$2,205

Date Cash Distribution Paid	For the Period	Cash Distribution per Class E Preferred Limited Partner Unit	Total Cash Distribution To Class E Preferred Limited Partners
July 15, 2015	April 14, 2015 – July 14, 2015	$0.6793	$173
October 15, 2015	July 15, 2015 – October 14, 2015	$0.6718750	$172

On October 28, 2015, ARP declared a monthly distribution of $0.1083 per common unit for the month of September 30, 2015. The $11.9 million distribution, including $0.2 million and $0.6 million to the general partner and preferred limited partners, respectively, will be paid on November 13, 2015 to unitholders of record at the close of business on November 9, 2015.

AGP Cash Distributions. AGP has a cash distribution policy under which it distributes to holders of common units and Class A units on a quarterly basis a target distribution of $0.175 per unit, or $0.70 per unit per year, to the extent AGP has sufficient available cash after establishing appropriate reserves and paying fees and expenses, including reimbursements of expenses to the general partner and its affiliates.

.

Distributions declared by AGP from January 1, 2014 through September 30, 2015 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For the Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution to the General Partner’s Class A Units
February 14, 2014(1)	December 31, 2013	$0.1167	$120	$2
May 15, 2014	March 31, 2014	$0.1750	$223	$6
August 14, 2014	June 30, 2014	$0.1750	$342	$7
November 14, 2014	September 30, 2014	$0.1750	$841	$16

February 13, 2015	December 31, 2014	$0.1750	$1,636	$33
May 15, 2015	March 31, 2015	$0.1750	$2,180	$45
August 14, 2015	June 30, 2015	$0.1750	$2,646	$54

(1)	Represents a pro-rated cash distribution of $0.1750 per common limited partner unit and general partner unit for the period from November 1, 2013, the date AGP commenced operations.

On November 5, 2015, AGP declared a quarterly distribution of $0.1750 per common unit for the quarter ended September 30, 2015. The $4.2 million distribution, including $0.1 million to the general partner, will be paid on November 13, 2015 to unitholders of record at the close of business on September 30, 2015.

NOTE 14—BENEFIT PLANS

2015 Long-Term Incentive Plan

The Board of Directors of the Company approved and adopted the Company’s 2015 Long-Term Incentive Plan (“2015 LTIP”) effective February 2015. The 2015 LTIP provides equity incentive awards to officers, employees and managing board members of the Company and its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Company. The 2015 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”). Under the 2015 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,250,000 units. At September 30, 2015, the Company had 2,581,510 phantom units and unit options outstanding under the 2015 LTIP, with 2,668,490 phantom units and unit options available for grant.

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

2015 Phantom Units. A phantom unit entitles a Participant to receive a Company common unit or its then-Fair Market Value in cash or other securities or property, upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant Distribution Equivalent Rights (“DERs”), which are the right to receive cash, securities, or property per phantom unit in an amount equal to, and at the same time as, the cash distributions or other distributions of securities or property the Company makes on a common unit during the period such phantom unit is outstanding. Generally, phantom units to be granted to employees under the 2015 LTIP will vest over a designated period of time and phantom units granted to non-employee directors generally vest over a four year period, 25% per year. Of the phantom units outstanding under the 2015 LTIP at September 30, 2015, there are 846,372 units that will vest within the following twelve months. The director phantom units outstanding under the 2015 LTIP at September 30, 2015 include DERs. No amounts were paid during the three and nine months ended September 30, 2015 and 2014 with respect to DERs.

The following table sets forth the 2015 LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	2,764,210	$6.50	—	$—
Granted	10,500	4.20	—	—
Vested(1)	—	—	—	—
Forfeited	(193,200)	6.43	—	—
Outstanding, end of period(2)(3)(4)	2,581,510	$6.49	—	$—
Non-cash compensation expense recognized (in thousands)		$2,375		$—

	Nine Months Ended September 30,
	2015		2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	—	$—	—	$—
Granted	2,774,710	6.49	—	—
Vested(1)	—	—	—	—
Forfeited	(193,200)	6.43	—	—
Outstanding, end of period(2)(3)(4)	2,581,510	$6.49	—	$—
Non-cash compensation expense recognized (in thousands)		$3,322		$—

(1)	No phantom unit awards vested during the three and nine months ended September 30, 2015 and 2014.
(2)	The aggregate intrinsic value of phantom unit awards outstanding at September 30, 2015 was approximately $5.8 million.
(3)

There was $0.1 million recognized as liabilities on the Company’s consolidated balance sheet at September 30, 2015 representing 68,910 units, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair value for these units was $9.07 at September 30, 2015.

At September 30, 2015, the Company had approximately $13.0 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2015 LTIP based upon the fair value of the awards which is expected to be recognized over a weighted average period of 1.8 years.

2015 Unit Options. A unit option entitles a Participant to receive a common unit of the Company upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option shall not be less than the fair market value of the Company’s common unit on the date of grant of the option. The LTIP Committee also determines how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Generally, unit options to be granted under the 2015 LTIP will vest over a designated period of time. There are no unit options outstanding under the 2015 LTIP at September 30, 2015. No cash was received from the exercise of options for the three and nine months ended September 30, 2015 and 2014, respectively.

Restricted Units

Restricted units are actual common units issued to a participant that are subject to vesting restrictions and evidenced in such manner as the LTIP Committee may deem appropriate, including book-entry registration or issuance of one or more unit certificates. Prior to or upon the grant of an award of restricted units, the LTIP Committee will condition the vesting or transferability of the restricted units upon continued service, the attainment of performance goals or both. A holder of restricted units will have certain rights of holders of common units in general, including the right to vote the restricted units. However, during the period in which the restricted units are subject to vesting restrictions, the holder will not be permitted to sell, assign, transfer, pledge or otherwise encumber the restricted units. There were no restricted units granted, issued or outstanding through September 30, 2015.

Rabbi Trust

In 2011, the Company established an excess 401(k) plan relating to certain executives. In connection with the plan, the Company established a “rabbi” trust for the contributed amounts. At September 30, 2015 and December 31, 2014, the Company reflected $5.4 million and $3.9 million, respectively, related to the value of the rabbi trust within other assets, net on its combined consolidated balance sheets, and recorded corresponding liabilities of $5.4 million and $3.9 million as of those same dates within asset retirement obligations and other on its combined consolidated balance sheets. During the three and nine months ended September 30, 2015 and 2014, no distributions were made to participants related to the rabbi trust.

ARP Long-Term Incentive Plan

ARP’s 2012 Long-Term Incentive Plan (the “ARP LTIP”), effective March 2012, provides incentive awards to officers, employees and directors as well as employees of the Company and its affiliates, consultants and joint venture partners who perform services for ARP. The ARP LTIP is administered by the board of the Company, a committee of the board or the board (or committee of the board) of an affiliate (the “ARP LTIP Committee”). Under ARP’s 2012 LTIP, the ARP LTIP Committee may grant awards of phantom units, restricted units, or unit options for an aggregate of 2,900,000 common limited partner units of ARP. At September 30, 2015, ARP had 1,736,920 phantom units, restricted units and unit options outstanding under the ARP LTIP with 182,008 phantom units, restricted units and unit options available for grant. Share based payments to non-employee directors, which have a cash settlement option, are recognized within liabilities in the consolidated financial statements based upon their current fair market value.

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

ARP Phantom Units. Phantom units represent rights to receive a common unit, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property upon vesting. Phantom units are subject to terms and conditions determined by the ARP LTIP Committee, which may include vesting restrictions. In tandem with phantom unit grants, the ARP LTIP Committee may grant DERs, which are the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by ARP with respect to a common unit during the period that the underlying phantom unit is outstanding. Phantom units granted under the ARP LTIP generally will vest 25% of the original granted amount on each of the four anniversaries of the date of grant. Of the phantom units outstanding under the ARP LTIP at September 30, 2015, 162,496 units will vest within the following twelve months. All phantom units outstanding under the ARP LTIP at September 30, 2015 include DERs. During the three months ended September 30, 2015 and 2014, ARP paid $0.1 million and $0.5 million, respectively, with respect to the ARP LTIP’s DERs. During the nine months ended September 30, 2015 and 2014, ARP paid $0.6 million and $1.5 million, respectively, with respect to the ARP LTIP’s DERs. These amounts were recorded as reductions of equity on the Company’s combined consolidated balance sheets.

The following table sets forth the ARP LTIP phantom unit activity for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	411,257	$21.10	901,207	$23.29
Granted	—	—	9,400	19.85
Vested and issued(1)	(68,187)	22.15	(115,797)	24.54
Forfeited	(23,914)	23.00	—	—
Outstanding, end of period(2)(3)	319,156	$20.74	794,810	$23.07
Vested and not yet issued(4)	3,125	$21.02	5,412	$25.25
Non-cash compensation expense recognized (in thousands)		$375		$1,647

	Nine Months Ended September 30,
	2015		2014
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	799,192	$22.70	839,808	$24.31
Granted	9,730	8.50	236,423	20.28
Vested and issued(1)	(457,727)	23.75	(262,671)	24.51
Forfeited	(32,039)	23.01	(18,750)	23.00
Outstanding, end of period(2)(3)	319,156	$20.74	794,810	$23.07
Vested and not yet issued(4)	3,125	$21.02	5,412	$25.25
Non-cash compensation expense recognized (in thousands)		$3,692		$4,968

(1)

The intrinsic values of phantom unit awards vested and issued during the three months ended September 30, 2015 and 2014 were $0.3 million and $2.3 million, respectively, and $3.9 million and $5.2 million during the nine months ended September 30, 2015 and 2014, respectively.

(2)	The aggregate intrinsic value for phantom unit awards outstanding at September 30, 2015 was $0.9 million.
(3)

There were approximately $16,000 and $0.1 million recognized as liabilities on the Company’s consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively, representing 14,005 and 26,579 units, respectively, due to the option of the participants to settle in cash instead of units. The respective weighted average grant date fair values for these units were $13.39 and $21.16 at September 30, 2015 and December 31, 2014, respectively. There was $0.2 million recognized as liabilities on the Company’s consolidated balance sheet at the period ended September 30, 2014 representing 29,035 units that participants may opt to settle in cash instead of units. The weighted average grant date fair value for these units was $21.09 at September 30, 2014.

(4)	The intrinsic values of phantom unit awards vested, but not yet issued at September 30, 2015 and 2014 were approximately $2,000 and $0.1 million, respectively.

At September 30, 2015, ARP had approximately $2.3 million in unrecognized compensation expense related to unvested phantom units outstanding under the ARP LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 1.6 years.

ARP Unit Options. A unit option is the right to purchase an ARP common unit in the future at a predetermined price (the exercise price). The exercise price of each ARP unit option is determined by the ARP LTIP Committee and may be equal to or greater than the fair market value of ARP’s common unit on the date of grant of the option. The ARP LTIP Committee will determine the vesting and exercise restrictions applicable to an ARP award of options, if any, and the method by which the exercise price may be paid by the participant. Unit option awards expire 10 years from the date of grant. Unit options granted under the ARP LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 83,163 unit options outstanding under the ARP LTIP at September 30, 2015 that will vest within the following twelve months. No cash was received from the exercise of options for the three and nine months ended September 30, 2015 and 2014.

The following table sets forth the ARP LTIP unit option activity for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,452,800	$24.66	1,468,925	$24.66
Granted	—	—	—	—
Exercised (1)	—	—	—	—
Forfeited	(35,036)	24.67	(3,750)	24.67
Outstanding, end of period(2)(3)	1,417,764	$24.66	1,465,175	$24.66
Options exercisable, end of period(4)	1,332,976	$24.67	732,025	$24.67
Non-cash compensation expense recognized (in thousands)		$(87)		$342

	Nine Months Ended September 30,
	2015		2014
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,458,300	$24.66	1,482,675	$24.66
Granted	—	—	—	—
Exercised (1)	—	—	—	—
Forfeited	(40,536)	24.68	(17,500)	24.46
Outstanding, end of period(2)(3)	1,417,764	$24.66	1,465,175	$24.66
Options exercisable, end of period(4)	1,332,976	$24.67	732,025	$24.67
Non-cash compensation expense recognized (in thousands)		$805		$1,374

(1)	No options were exercised during the three and nine months ended September 30, 2015 and 2014.
(2)	The weighted average remaining contractual life for outstanding options at September 30, 2015 was 6.6 years.
(3)	There were no aggregate intrinsic values of options outstanding at September 30, 2015 and 2014.
(4)	The weighted average remaining contractual life for exercisable options at September 30, 2015 was 6.6 years. There were no intrinsic values for options exercisable at September 30, 2015 and 2014.

At September 30, 2015, ARP had approximately $0.1 million in unrecognized compensation expense related to unvested unit options outstanding under the ARP LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 0.6 years. ARP used the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

Restricted Units

Restricted units are actual common units issued to a participant that are subject to vesting restrictions and evidenced in such manner as the ARP LTIP Committee may deem appropriate, including book-entry registration or issuance of one or more unit certificates. Prior to or upon the grant of an award of restricted units, the ARP LTIP Committee will condition the vesting or transferability of the restricted units upon continued service, the attainment of performance goals or both. A holder of restricted units will have certain rights of holders of common units in general, including the right to vote the restricted units. However, during the period in which the restricted units are subject to vesting restrictions, the holder will not be permitted to sell, assign, transfer, pledge or otherwise encumber the restricted units. There were no restricted units granted, issued or outstanding through September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Atlas Resource:
Revenues	$257,895	$206,699	$597,609	$506,953
Operating costs and expenses	(80,486)	(123,567)	(244,126)	(313,720)
Depreciation, depletion and amortization expense	(40,463)	(64,578)	(125,948)	(176,077)
Asset impairment	(672,246)	—	(672,246)	—
Loss on asset sales and disposal	(362)	(92)	(276)	(1,686)
Interest expense	(25,192)	(16,577)	(75,105)	(43,028)
Segment income (loss)	$(560,854)	$1,885	$(520,092)	$(27,558)
Atlas Growth:
Revenues	$4,591	$1,538	$8,767	$4,563
Operating costs and expenses	(3,385)	(3,885)	(11,697)	(8,622)
Asset impairment	(7,291)	—	(7,291)	—
Depreciation, depletion and amortization expense	(2,848)	(490)	(5,095)	(1,436)
Interest expense	(14)	—	(14)	—
Segment loss	$(8,947)	$(2,837)	$(15,330)	$(5,495)
Corporate and other:
Revenues	$348	$352	$504	$824
General and administrative	(5,050)	(903)	(27,624)	(5,523)
Gain on asset sales and disposal	—	—	—	3
Interest expense	(3,084)	(2,846)	(21,109)	(8,446)
Loss on early extinguishment of debt	(4,726)	—	(4,726)	—
Segment loss	$(12,512)	$(3,397)	$(52,955)	$(13,142)
Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Atlas Resource	$(560,854)	$1,885	$(520,092)	$(27,558)
Atlas Growth	(8,947)	(2,837)	(15,330)	$(5,495)
Corporate and other	(12,512)	$(3,397)	$(52,955)	$(13,142)
Net loss	$(582,313)	$(4,349)	$(588,377)	$(46,195)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Resource	$257,895	$206,699	$597,609	$506,953
Atlas Growth	4,591	1,538	8,767	$4,563
Corporate and other	348	352	504	$824
Total revenues	$262,834	$208,589	$606,880	$512,340
Capital expenditures:
Atlas Resource	$32,799	$55,930	$102,290	$150,579
Atlas Growth	7,659	567	20,777	12,147
Corporate and other	—	—	—	—
Total capital expenditures	$40,458	$56,497	$123,067	$162,726

	September 30,	December 31,
	2015	2014
Balance sheet:
Goodwill:
Atlas Resource	$13,639	$13,639
Atlas Growth	—	—
Corporate and other	—	—
	$13,639	$13,639
Total assets:
Atlas Resource	$2,096,758	$2,791,553
Atlas Growth	171,522	190,161
Corporate and other	37,581	44,601
	$2,305,861	$3,026,315

NOTE 16—SUBSEQUENT EVENTS

The Company

On October 28, 2015, the Company declared a monthly cash distribution of $0.3 million for the month ended September 30, 2015 related to its Series A Preferred Units. The distribution will be paid on November 13, 2015 to unitholders of record at the close of business on November 9, 2015.

Atlas Resource

Cash Distributions. On October 28, 2015, ARP declared a monthly distribution of $0.1083 per common unit for the month of September 30, 2015. The $11.9 million distribution, including $0.2 million and $0.6 million to the general partner and preferred limited partners, respectively, will be paid on November 13, 2015 to unitholders of record at the close of business on November 9, 2015.

On October 15, 2015, ARP paid a quarterly distribution of $0.5390625 per Class D ARP Preferred Unit, or $2.2 million, for the period from July 15, 2015 through October 14, 2015 to Class D ARP Preferred Unitholders of record as of October 1, 2015.

On October 15, 2015, ARP paid a quarterly distribution of $0.6791875 per Class E ARP Preferred Unit, or $0.2 million, for the period from July 15, 2015 through October 14, 2015 to Class E ARP Preferred Unitholders of record as of October 1, 2015.

Atlas Growth

On November 5, 2015, AGP declared a quarterly distribution of $0.1750 per common unit for the quarter ended September 30, 2015. The $4.2 million distribution, including $0.1 million to the general partner, will be paid on November 13, 2015 to unitholders of record at the close of business on September 30, 2015.

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

BUSINESS OVERVIEW

We are a Delaware limited liability company formed in October 2011. At September 30, 2015, our operations primarily consisted of our ownership interests in the following:

•

100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.6% limited partner interest (consisting of 20,962,485 common and 3,749,986 preferred limited partner units) in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities;

•

80.0% general partner interest and a 2.1% limited partner interest in Atlas Growth Partners, L.P., a Delaware limited partnership that currently conducts natural gas and oil operations in the mid-continent region of the United States (“AGP”); and

•

15.9% general partner interest and 12.0% limited partner interest in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, its general partner, which incubate new MLPs and invest in existing MLPs;

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

Our combined consolidated financial statements contain our accounts and those of our combined consolidated subsidiaries, all of which are wholly-owned at September 30, 2015, except for ARP and AGP, which we control. Due to the structure of our ownership interests in ARP and AGP, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP and AGP into our combined consolidated financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP and AGP are reflected as income (loss) attributable to non-controlling interests in our combined consolidated statements of operations and as a component of unitholders’ equity on our combined consolidated balance sheets. Throughout this section, when we refer to “our” combined consolidated financial statements, we are referring to the combined consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP and AGP, adjusted for non-controlling interests in ARP and AGP. All significant intercompany transactions and balances have been eliminated in the combination of the financial statements. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

SUBSEQUENT EVENTS

Cash Distributions. On October 28, 2015, we declared a monthly cash distribution of $0.3 million for the month ended September 30, 2015 related to our Series A convertible preferred units (“Series A Preferred Units”). The distribution will be paid on November 13, 2015 to unitholders of record at the close of business on November 9, 2015.

Atlas Resource

Cash Distributions. On October 28, 2015, ARP declared a monthly distribution of $0.1083 per common unit for the month of September 30, 2015. The $11.9 million distribution, including $0.2 million and $0.6 million to the general partner and the preferred limited partners, respectively, will be paid on November 13, 2015 to unitholders of record at the close of business on November 9, 2015.

On October 15, 2015, ARP paid a quarterly distribution of $0.5390625 per 8.625% Class D cumulative redeemable perpetual preferred unit (“Class D ARP Preferred Units”), or $2.2 million, for the period from July 15, 2015 through October 14, 2015 to Class D Preferred Unitholders of record as of October 1, 2015.

On October 15, 2015, ARP paid an initial quarterly distribution of $0.6718750 per 10.75% Class E cumulative redeemable perpetual preferred unit (“Class E ARP Preferred Units”), or $0.2 million, for the period from July 15, 2015 through October 14, 2015 to Class E ARP Preferred Unitholders of record as of October 1, 2015.

Atlas Growth

On November 5, 2015, AGP declared a quarterly distribution of $0.1750 per common unit for the quarter ended September 30, 2015. The $4.2 million distribution, including $0.1 million to the general partner, will be paid on November 13, 2015 to unitholders of record at the close of business on September 30, 2015.

RECENT DEVELOPMENTS

Term Loan Credit Facilities. On August 10, 2015, we entered into a credit agreement (the “Riverstone Credit Agreement”) with Riverstone Credit Partners, L.P., as administrative agent, and the lenders party thereto, for a new term loan facility (the “Riverstone Term Loan Facility”) in an aggregate principal amount of $82.7 million maturing in August 2020.  The borrowings under the Riverstone Term Loan Facility were used to repay in full outstanding borrowings under our existing term loan facility.  At September 30, 2015, $82.7 million was outstanding under the Riverstone Term Loan Facility.

Our obligations under the Riverstone Term Loan Facility are secured on a first priority basis by security interests in substantially all of our assets and the assets of each of New Atlas Holdings, LLC, our direct wholly owned subsidiary, Atlas Lightfoot, LLC and any of our other material subsidiaries that later guarantee indebtedness under the Riverstone Term Loan Facility, including all equity interests directly held by New Atlas Holdings, LLC or any guarantor and all tangible and intangible property of us and the guarantors (subject to certain customary exclusions and exceptions).  Borrowings under the Riverstone Term Loan Facility bear interest, at our option, at either (i) LIBOR plus 7.0% (as used with respect to the Riverstone Term Loan Facility, “Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 6.0% (as used with respect to the Riverstone Term Loan Facility, an “ABR Loan”). Interest is generally payable at interest payment periods selected by us for Eurodollar Loans and quarterly for ABR Loans (see “Credit Facilities”).

On February 27, 2015, we entered into a Credit Agreement with Deutsche Bank AG New York Branch, as administrative agent, and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement provided for a Secured Senior Interim Term Loan Facility in an aggregate principal amount of $30.0 million (the “Interim Term Loan Facility”) and a Secured Senior Term Loan A Facility in an aggregate principal amount of approximately $97.8 million (the “Term Loan A Facility” and together with the Interim Term Loan Facility, the “Term Loan Facilities”). The Interim Term Loan Facility matured on August 27, 2015 and the Term Loan A Facility was to mature on February 26, 2016. In June 2015, we prepaid $33.1 million on the Term Loan Facilities in connection with the Arkoma Acquisition (see “Recent Developments”).  In August 2015, we repaid in full the remaining $82.7 outstanding under the Term Loan Facilities (see “Credit Facilities”).

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

On August 26, 2015, at a special meeting of the unitholders of the Company, the unitholders approved changes to the terms of the Series A Preferred Units to provide that each Series A Preferred Unit will be convertible into common units at the option of the holder

Atlas Resource

Arkoma Acquisition. On June 5, 2015, ARP completed the acquisition of our coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma for approximately $31.5 million, net of purchase price adjustments (the “Arkoma Acquisition”). The Arkoma Acquisition had an effective date of January 1, 2015, however, as the acquisition constituted a transaction between entities under common control, we retrospectively adjusted our consolidated financial statements for any date prior to the date of acquisition to reflect our results on a consolidated basis with the results of the Arkoma assets as of or at the beginning of the respective period.

Issuance of ARP Common Units. In May 2015, in connection with the Arkoma Acquisition, ARP issued 6,500,000 of its common limited partner units in a public offering at a price of $7.97 per unit, yielding net proceeds of approximately $49.7 million. ARP used a portion of the net proceeds to fund the Arkoma Acquisition and to reduce borrowings outstanding under its revolving credit facility (see “Issuance of Units”).

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

ARP holds firm transportation obligations on Colorado Interstate Gas for the benefit of production from the Raton Basin in the New Mexico/Colorado Area. The total of firm transportation obligations held is approximately 82,500 dth/d under contracts expiring in 2016. ARP also holds firm transportation obligations on East Tennessee Natural Gas (25,000 dth/d), Columbia Gas Transmission (14,500 dth/d) and Equitrans (12,300 dth/d) for the benefit of production from the central Appalachian Basin under contracts expiring between the years 2015 and 2024 (“dth” represents dekatherm, each, of which is equivalent to 1MMBtu.).

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

As the ultimate managing general partner of our Drilling Partnerships, ARP receives the following Drilling Partnership management fees:

•

Well construction and completion. For each well that is drilled by a Drilling Partnership, ARP receives a 15% mark-up on those costs incurred to drill and complete wells included within the partnership. Such fees are earned, in accordance with each Drilling Partnership’s partnership agreement, and recognized as the services are performed, typically between 60 and 270 days.

•

Administration and oversight. For each well drilled by a Drilling Partnership, ARP currently receives a fixed fee between $100,000 and $500,000, depending on the type of well drilled, which is earned in accordance with each

Drilling Partnership’s partnership agreement and recognized at the initiation of a well. Additionally, the Drilling Partnership pays ARP a monthly per well administrative fee of $75 for the life of the well. The well administrative fee is earned on a monthly basis as the services are performed; and

•

Well services. Each Drilling Partnership pays ARP a monthly per well operating fee, currently $1,000 to $2,000, depending on the type of well, for the life of the well. Such fees are earned on a monthly basis as the services are performed.

Gathering and processing revenue includes gathering fees ARP charges to the Drilling Partnership wells for its processing plants in the New Albany and the Chattanooga Shales. Generally, ARP charges a gathering fee to the Drilling Partnership wells equivalent to the fees it remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby it remits a gathering fee of 16%. However, based on the respective Drilling Partnership partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of ARP’s gathering expenses within its partnership management segment, specifically those in the Appalachian Basin, will generally exceed the revenues collected from Drilling Partnerships by approximately 3%.

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

Natural Gas and Oil Production

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines during the fourth quarter of 2014 and the first three quarters of 2015. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities for our subsidiaries over the long-term in the areas in which they operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. At September 30, 2015, our consolidated gas and oil production revenues and expenses consisted of our subsidiaries’ gas and oil production activities. ARP has focused its natural gas, crude oil and NGL production operations in various plays throughout the United States. AGP’s gas and oil production derives from its wells drilled in the Eagle Ford, Marble Falls and Mississippi Lime plays. Through September 30, 2015, our subsidiaries have established production positions in the following operating areas:

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

The following table presents the number of wells our subsidiaries drilled and the number of wells our subsidiaries turned in line, both gross and for our respective interests, during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Atlas Growth:
Gross wells drilled	—	1	—	11
Our share of gross wells drilled	—	1	—	11
Gross wells turned in line(1)	2	—	4	10
Net wells turned in line(1)	2	—	4	10

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Atlas Resource:
Gross wells drilled	13	30	20	98
Our share of gross wells drilled(2)	4	9	9	52
Gross wells turned in line(1)	3	30	34	90
Net wells turned in line(1) (2)	3	12	13	53

(1)	Wells turned in line refers to wells that have been drilled, completed, and connected to a gathering system.
(2)

Includes (i) ARP’s percentage interest in the wells in which it has a direct ownership interest and (ii) ARP’s percentage interest in the wells based on its percentage ownership in its Drilling Partnerships.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Production:(1)(2)
Atlas Resource:(3)
Appalachia:
Natural gas (MMcf)	3,123	3,516	8,879	10,670
Oil (000’s Bbls)	30	34	94	106
NGLs (000’s Bbls)	3	4	9	11
Total (MMcfe)	3,320	3,744	9,495	11,373
Coal-bed Methane:
Natural gas (MMcf)	11,828	12,896	35,849	35,597
Oil (000’s Bbls)	—	—	—	—
NGLs (000’s Bbls)	—	—	—	—
Total (MMcfe)	11,828	12,896	35,849	35,597
Barnett/Marble Falls:
Natural gas (MMcf)	4,019	5,311	12,795	15,955
Oil (000’s Bbls)	46	117	171	304
NGLs (000’s Bbls)	175	263	570	746
Total (MMcfe)	5,340	7,593	17,238	22,256
Rangely/Eagle Ford(4):
Natural gas (MMcf)	29	—	92	—
Oil (000’s Bbls)	329	236	1,035	236
NGLs (000’s Bbls)	29	24	89	24
Total (MMcfe)	2,174	1,562	6,832	1,562
Mississippi Lime/Hunton:
Natural gas (MMcf)	622	614	1,889	1,719
Oil (000’s Bbls)	40	34	121	101
NGLs (000’s Bbls)	52	50	156	143
Total (MMcfe)	1,175	1,117	3,553	3,181
Other operating areas:
Natural gas (MMcf)	289	294	873	897
Oil (000’s Bbls)	1	2	5	6
NGLs (000’s Bbls)	29	31	68	92
Total (MMcfe)	470	492	1,310	1,489
Total Atlas Resource:
Natural gas (MMcf)	19,910	22,632	60,376	64,838
Oil (000’s Bbls)	446	423	1,425	754
NGLs (000’s Bbls)	287	372	892	1,016
Total (MMcfe)	24,306	27,405	74,277	75,458
Atlas Growth:
Natural gas (MMcf)	53	71	162	179
Oil (000’s Bbls)	81	10	155	33
NGLs (000’s Bbls)	8	10	23	23
Total (MMcfe)	591	189	1,228	515
Total production:
Natural gas (MMcf)	19,963	22,702	60,539	65,017
Oil (000’s Bbls)	527	433	1,580	787
NGLs (000’s Bbls)	295	382	915	1,039
Total (MMcfe)	24,897	27,594	75,505	75,973
Production per day:(1)(2)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Atlas Resource:(3)
Appalachia:
Natural gas (Mcfd)	33,950	38,218	32,522	39,083
Oil (Bpd)	326	367	343	390
NGLs (Bpd)	30	46	34	40
Total (Mcfed)	36,087	40,693	34,782	41,661
Coal-bed Methane:
Natural gas (Mcfd)	128,560	140,177	131,314	130,393
Oil (Bpd)	—	—	—	—
NGLs (Bpd)	—	—	—	—
Total (Mcfed)	128,560	140,177	131,314	130,393
Barnett/Marble Falls:
Natural gas (Mcfd)	43,685	57,726	46,868	58,445
Oil (Bpd)	495	1,273	625	1,114
NGLs (Bpd)	1,898	2,861	2,088	2,732
Total (Mcfed)	58,043	82,535	63,144	81,523
Rangely/Eagle Ford(4):
Natural gas (Mcfd)	313	—	337	—
Oil (Bpd)	3,573	2,567	3,790	865
NGLs (Bpd)	313	263	324	89
Total (Mcfed)	23,631	16,978	25,024	5,721
Mississippi Lime/Hunton:
Natural gas (Mcfd)	6,763	6,679	6,921	6,295
Oil (Bpd)	433	366	443	368
NGLs (Bpd)	569	545	572	524
Total (Mcfed)	12,771	12,145	13,014	11,651
Other operating areas:
Natural gas (Mcfd)	3,143	3,195	3,197	3,287
Oil (Bpd)	16	25	19	24
NGLs (Bpd)	311	334	248	337
Total (Mcfed)	5,104	5,349	4,799	5,453
Total Atlas Resource:
Natural gas (Mcfd)	216,414	245,996	221,159	237,503
Oil (Bpd)	4,842	4,598	5,220	2,761
NGLs (Bpd)	3,121	4,048	3,266	3,722
Total (Mcfed)	264,196	297,876	272,077	276,403
Atlas Growth:
Natural gas (Mcfd)	574	770	594	656
Oil (Bpd)	885	111	566	121
NGLs (Bpd)	91	104	84	85
Total (Mcfed)	6,426	2,058	4,497	1,887
Total production per day:
Natural gas (Mcfd)	216,988	246,766	221,753	238,158
Oil (Bpd)	5,727	4,710	5,786	2,882
NGLs (Bpd)	3,212	4,152	3,350	3,807
Total (Mcfed)	270,623	299,934	276,574	278,290

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

(4)

Production volumes and production volumes per day related to the Rangely field reflect only volumes during the three and nine months ended September 30, 2014. Production volumes and volumes per day for Eagle Ford were included effective November 5, 2014, the date of its acquisition.

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas and oil. The following table presents production revenues and average sales prices for AGP’s and ARP’s natural gas, oil, and NGLs production for the three and nine months ended September 30, 2015 and 2014, along with average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Production revenues (in thousands):
Atlas Resource:
Natural gas revenue	$57,919	$79,251	$181,008	$239,233
Oil revenue	28,854	38,151	97,100	67,626
NGLs revenue	3,961	11,997	14,135	31,034
Total revenues	$90,734	$129,399	$292,243	$337,893
Atlas Growth:
Natural gas revenue	$139	$278	$430	$756
Oil revenue	3,640	951	7,286	3,081
NGLs revenue	99	309	290	726
Total revenues	$3,878	$1,538	$8,006	$4,563
Total production revenues:
Natural gas revenue	$58,058	$79,529	$181,438	$239,989
Oil revenue	32,494	39,102	104,386	70,707
NGLs revenue	4,060	12,306	14,425	31,760
Total revenues	$94,612	$130,937	$300,249	$342,456

Average sales price:
Atlas Resource:
Natural gas (per Mcf):(1)
Total realized price, after hedge(2)(3)	$3.30	$3.56	$3.41	$3.79
Total realized price, before hedge(2)	$2.28	$3.48	$2.32	$4.07
Oil (per Bbl):(1)
Total realized price, after hedge(3)	$88.42	$90.18	$83.99	$89.71
Total realized price, before hedge	$43.25	$91.08	$46.74	$93.45
NGLs (per Bbl):(1)
Total realized price, after hedge(3)	$21.42	$32.21	$22.17	$30.54
Total realized price, before hedge	$11.01	$32.18	$13.00	$32.16
Atlas Growth:
Natural gas (per Mcf):(1)
Total realized price, after hedge	$2.63	$3.92	$2.65	$4.22
Total realized price, before hedge	$2.63	$3.92	$2.65	$4.22
Oil (per Bbl):(1)
Total realized price, after hedge	$47.14	$92.96	$48.39	$93.52
Total realized price, before hedge	$44.72	$92.96	$47.09	$93.52
NGLs (per Bbl):(1)
Total realized price, after hedge	$11.88	$32.44	$12.63	$31.45

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total realized price, before hedge	$11.88	$32.44	$12.63	$31.45

Production costs (per Mcfe):(1)
Atlas Resource:
Lease operating expenses(4)	$1.30	$1.37	$1.34	$1.26
Production taxes	0.19	0.30	0.20	0.27
Transportation and compression	0.24	0.23	0.24	0.26
	$1.74	$1.89	$1.78	$1.79
Atlas Growth:
Lease operating expenses(4)	$0.81	$2.71	$0.99	$2.51
Production taxes	0.31	0.52	0.32	0.50
Transportation and compression	0.07	—	0.06	—
	$1.20	$3.24	$1.37	$3.01
Total production costs:
Lease operating expenses(4)	$1.29	$1.37	$1.33	$1.26
Production taxes	0.19	0.30	0.20	0.27
Transportation and compression	0.24	0.23	0.23	0.26
	$1.72	$1.90	$1.77	$1.80

(1)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(2)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three months ended September 30, 2015 and 2014. Including the effect of this subordination, ARP’s average realized gas sales price was $3.25 per Mcf ($2.23 per Mcf before the effects of financial hedging) and $3.50 per Mcf ($3.43 per Mcf before the effects of financial hedging) for three months ended September 30, 2015 and 2014, respectively, and $3.35 per Mcf ($2.27 per Mcf before the effects of financial hedging) and $3.69 per Mcf ($3.97 per Mcf before the effects of financial hedging) for nine months ended September 30, 2015 and 2014, respectively.

(3)

Includes the impact of $0.2 million of cash settlements, for both the three and nine months ended September 30, 2015, on AGP’s oil derivative contracts which were entered into subsequent to the Company’s decision to discontinue hedge accounting beginning on January 1, 2015. Includes the impact of cash settlements on ARP’s commodity derivative contracts not previously included within accumulated other comprehensive income following ARP’s decision to de-designate hedges beginning on January 1, 2015, consisting of $6.8 million associated with natural gas derivative contracts, $10.5 million associated with crude oil derivative contracts, and $2.2 million associated with natural gas liquids derivative contracts for the three months ended September 30, 2015, and $21.4 million associated with natural gas derivative contracts, $22.6 million associated with crude oil derivative contracts, and $5.6 million associated with natural gas liquids derivative contracts for the nine months ended September 30, 2015 (see “Item 1. Financial Statements – Note 8”).

(4)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for the three and nine months ended September 30, 2015 and 2014. Including the effects of these costs, ARP’s total lease operating expenses per Mcfe were $1.28 per Mcfe ($1.71 per Mcfe for total production costs) and $1.35 per Mcfe ($1.88 per Mcfe for total production costs) for the three months ended September 30, 2015 and 2014, respectively, and $1.32 per Mcfe ($1.75 per Mcfe for total production costs) and $1.23 per Mcfe ($1.76 per Mcfe for total production costs) for the nine months ended September 30, 2015 and 2014, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.27 per Mcfe ($1.70 per Mcfe for total production costs) and $1.36 per Mcfe ($1.88 per Mcfe for total production costs) for the three months ended September 30, 2015 and 2014, respectively, and $1.31 per Mcfe ($1.75 per Mcfe for total production costs) and $1.24 per Mcfe ($1.77 per Mcfe for total production costs) for the nine months ended September 30, 2015 and 2014, respectively.

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. Total production revenues were $94.6 million for the three months ended September 30, 2015, a decrease of $36.3 million from $130.9 million for the three months ended September 30, 2014. This decrease consisted of a $22.7 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls operations, a $9.1 million decrease attributable to ARP’s coal-bed methane assets, a $6.0 million decrease attributable to ARP’s Appalachia assets, a $4.7 million decrease attributable to ARP’s Mississippi Lime/Hunton assets, and a $1.0 million decrease associated with ARP’s other operating areas, partially offset by a $3.6 million increase attributable to AGP’s Eagle Ford assets, and a $3.6 million increase attributable to ARP’s Rangely and Eagle Ford assets.

Total production costs were $42.3 million for the three months ended September 30, 2015, a decrease of $9.7 million from $52.0 million for the three months ended September 30, 2014. This decrease primarily consisted of a $4.7 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls assets, a $4.3 million decrease attributable to ARP’s coal-bed methane assets, a $1.7 million decrease attributable to ARP’s Appalachia operations, a $0.4 million decrease attributable to ARP’s Mississippi Lime/Hunton assets, a $0.2 million decrease associated with ARP’s other operating areas, and a $0.2 million increase in the credit received against lease operating expenses pertaining to the subordination of ARP’s revenue within its Drilling Partnerships, partially offset by a $1.3 million increase attributable to ARP’s Rangely/Eagle Ford assets, and a $0.5 million increase attributable to AGP’s Eagle Ford assets. Total production costs per Mcfe decreased to $1.72 per Mcfe for the three months ended September 30, 2015 from $1.90 per Mcfe for the comparable prior year period primarily as a result of continued efforts to reduce operating costs in each of our areas of production.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. Total production revenues were $300.2 million for the nine months ended September 30, 2015, a decrease of $42.3 million from $342.5 million for the nine months ended September 30, 2014. This decrease consisted of a $56.2 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls operations, a $24.4 million decrease attributable to ARP’s Appalachia assets, a $15.5 million decrease attributable to ARP’s coal-bed methane assets, an $11.9 million decrease attributable to ARP’s Mississippi Lime/Hunton assets, and a $3.1 million decrease associated with ARP’s other operating areas, partially offset by a $62.0 million increase attributable to ARP’s Rangely and Eagle Ford assets, and a $6.8 million increase attributable to AGP’s Eagle Ford assets.

Total production costs were $131.9 million for the nine months ended September 30, 2015, a decrease of $2.7 million from $134.6 million for the nine months ended September 30, 2014. This decrease primarily consisted of a $12.9 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls assets, a $5.3 million decrease attributable to ARP’s Appalachia operations, a $4.5 million decrease attributable to production costs associated with ARP’s coal-bed methane assets, a $0.4 million decrease associated with ARP’s other operating areas, and a $0.1 million decrease attributable to AGP’s and ARP’s Mississippi Lime/Hunton assets, partially offset by a $19.2 million increase attributable to ARP’s Rangely/Eagle Ford assets, a $0.9 million increase attributable to AGP’s Eagle Ford assets, and a $0.4 million decrease in the credit received against ARP’s lease operating expenses pertaining to the subordination of its revenue within its Drilling Partnerships. Total production costs per Mcfe decreased to $1.77 per Mcfe for the nine months ended September 30, 2015 from $1.80 per Mcfe for the comparable prior year period primarily as a result of continued efforts to reduce operating costs in each of our areas of production.

Well Construction and Completion

Drilling Program Results. At September 30, 2015, our well construction and completion revenues and expenses consisted solely of ARP’s activities. The number of wells ARP drills will vary within ARP’s partnership management segment depending on the amount of capital it raises through its Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships ARP sponsors. The following table presents the amounts of Drilling Partnership investor capital raised and deployed (in thousands), as well as sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Drilling partnership investor capital:
Raised	$24,954	$18,055	$24,954	$19,610
Deployed	$23,054	$61,204	$63,665	$126,917

Average construction and completion:
Revenue per well	$7,204	$2,121	$3,942	$2,476
Cost per well	6,264	1,845	3,428	2,153
Gross profit per well	$940	$276	$514	$323
Gross profit margin	$3,008	$7,983	$8,304	$16,554
Partnership net wells associated with revenue recognized(1):
Appalachia - Utica	—	2	2	3
Barnett/Marble Falls	—	22	5	37
Rangely/Eagle Ford	3	—	4	—
Mississippi Lime/Hunton	—	5	5	11
Total	3	29	16	51

(1)	Consists of ARP’s Drilling Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. Well construction and completion margin was $3.0 million for the three months ended September 30, 2015, a decrease of $5.0 million from $8.0 million for the three months ended September 30, 2014. This decrease consisted of a $7.1 million decrease related to fewer wells recognized for revenue within ARP’s Drilling Partnerships, partially offset by a $2.1 million increase associated with ARP’s higher gross profit margin per well.  Average revenue and cost per well increased between periods due primarily to higher capital deployed for Eagle Ford Shale wells within ARP’s Drilling Partnerships during the three months ended September 30, 2015 compared with the prior year period. As ARP’s drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in its average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells ARP drills.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. Well construction and completion margin was $8.3 million for the nine months ended September 30, 2015, a decrease of $8.3 million from $16.6 million for the nine months ended September 30, 2014. This decrease consisted of an $11.4 million decrease related to fewer wells recognized for revenue within ARP’s Drilling Partnerships, partially offset by a $3.1 million increase associated with ARP’s higher gross profit margin per well. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Eagle Ford Shale wells within ARP’s Drilling Partnerships during the nine months ended September 30, 2015 compared with the prior year period.

Administration and Oversight

At September 30, 2015, our administration and oversight revenues and expenses consist solely of ARP’s activities. Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s Drilling Partnerships. Typically, ARP receives a lower administration and oversight fee related to shallow, vertical wells it drills within the Drilling Partnerships, such as those in the Marble Falls and Niobrara Shale, as compared to deep, horizontal wells, such as those drilled in the Marcellus Shale and the Utica Shales. The following table presents the number of gross and net development wells ARP drilled for its Drilling Partnerships during the three and nine months ended September 30, 2015 and 2014. There were no exploratory wells drilled during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross partnership wells drilled:
Appalachia - Utica	—	4	—	4
Barnett/Marble Falls	—	20	2	52
Eagle Ford	10	—	10	—
Mississippi Lime/Hunton	—	6	2	17
Total	10	30	14	73
Net partnership wells drilled:
Appalachia - Utica	—	4	—	4
Barnett/Marble Falls	—	20	2	40
Eagle Ford	10	—	10	—
Mississippi Lime/Hunton	—	6	1	17
Total	10	30	13	61

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. Administration and oversight fee revenues were $5.5 million for the three months ended September 30, 2015, a decrease of $0.7 million from $6.2 million for the three months ended September 30, 2014. This decrease was due to a decrease in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls and the Mississippi Lime plays.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. Administration and oversight fee revenues were $7.3 million for the nine months ended September 30, 2015, a decrease of $4.8 million from $12.1 million for the nine months ended September 30, 2014. This decrease was due to a decrease in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls and the Mississippi Lime plays.

Well Services

At September 30, 2015, our well services revenues and expenses consisted solely of ARP’s activities. Well services revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs, including work performed for ARP’s Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which ARP serves as operator.

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. Well services revenues were $5.8 million for the three months ended September 30, 2015, a decrease of $0.8 million from $6.6 million for the three months ended September 30, 2014. Well services expenses were $2.4 million for the three months ended September 30, 2015, a decrease of $0.2 million from $2.6 million for the three months ended September 30, 2014. The decrease in well services revenue is primarily related to ARP’s continued efforts to increase production through intermittent operation of certain legacy wells. The decrease in well services expense is primarily related to lower labor and other employee costs.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. Well services revenues were $18.6 million for the nine months ended September 30, 2015, an increase of $0.2 million from $18.4 million for the nine months ended September 30, 2014. Well services expenses were $6.7 million for the nine months ended September 30, 2015, a decrease of $0.8 million from $7.5 million for the nine months ended September 30, 2014. The increase in well services revenue is primarily related to the increased utilization of ARP’s salt water gathering and disposal systems within the Mississippi Lime and Marble Falls plays by ARP’s Drilling Partnership wells, partially offset by a decrease in revenue pertaining to ARP’s continued efforts to increase production through intermittent operation of certain legacy wells. The decrease in well services expense is primarily related to lower labor and other employee costs.

Gathering and Processing

At September 30, 2015, our gathering and processing margin consisted solely of ARP’s activities. Gathering and processing revenues and expenses include gathering fees ARP charges to its Drilling Partnership wells and the related expenses and gross margin for ARP’s processing plants in the New Albany Shale and the Chattanooga Shale. Generally, ARP charges a gathering fee to its Drilling Partnership wells equivalent to the fees it remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of its gathering expenses, specifically those in the Appalachian Basin, will generally exceed the revenues collected from the Drilling Partnerships by approximately 3%.

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. Our net gathering and processing expense for the three months ended September 30, 2015 was net expense of $0.8 million, an unfavorable movement of $0.6 million compared with net expense of $0.2 million for the three months ended September 30, 2014. This unfavorable movement was principally due to decreases in ARP’s production volume and average realized natural gas price on its production volume within the Appalachian Basin between the periods, and lower gathering fees from ARP’s Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing ARP’s gathering pipeline, as compared to the prior year period.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. Our net gathering and processing expense for the nine months ended September 30, 2015 was net expense of $1.4 million, an unfavorable movement of $0.8 million compared with net expense of $0.6 million for the nine months ended September 30, 2014. This unfavorable movement was principally due to lower gathering fees from ARP’s Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing ARP’s gathering pipeline, as compared to the prior year period.

Gain on Mark-to-Market Derivatives

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

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. We recognized a gain on mark-to-market derivatives of $131.8 million for the three months ended September 30, 2015. This gain was due primarily to mark-to-market gains in the current quarter primarily related to the change in ARP’s and AGP’s natural gas and oil prices during the period. There were no gains or losses on mark-to-market derivatives during the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. We recognized a gain on mark-to-market derivatives of $210.5 million for the nine months ended September 30, 2015. This gain was due primarily to mark-to-market gains in the current year primarily related to the change in ARP’s and AGP’s natural gas and oil prices during the year. There were no gains or losses on mark-to-market derivatives during the nine months ended September 30, 2014.

Other, Net

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. Other, net for the three months ended September 30, 2015 was income of $0.4 million, as compared with income of $0.6 million for the comparable prior year period.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. Other, net for the nine months ended September 30, 2015 was income of $0.6 million as compared with income of $1.2 million for the comparable prior year period. This $0.6 million unfavorable movement was primarily due to a $0.3 million decrease in income from our equity investment in Lightfoot.

Other Costs and Expenses

General and Administrative Expenses

The following table presents our and our subsidiaries’ general and administrative expenses for each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and Administrative expenses:
Atlas Energy	$5,050	$903	$27,624	$5,523
Atlas Growth	2,676	3,272	10,013	7,070
Atlas Resource	13,978	13,124	44,400	50,894
Total	$21,704	$17,299	$82,037	$63,487

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. Total general and administrative expenses increased to $21.7 million for the three months ended September 30, 2015 from $17.3 million for the three months ended September 30, 2014. Our $5.1 million of general and administrative expenses for the three months ended September 30, 2015 represents a $4.2 million increase from the comparable prior year period, due to a $2.4 million increase in stock compensation expense, a $0.7 million increase in non-recurring transaction costs due to our spin-off from Atlas Energy, and a $1.1 million increase in other corporate activities. AGP’s $2.7 million of general and administrative expenses for the three months ended September 30, 2015 represents a $0.6 million decrease from the comparable prior year period related to a decrease in salaries, wages, and other corporate activities. ARP’s $14.0 million of general and administrative expenses for the three months ended September 30, 2015 represents a $0.9 million increase from the comparable prior year period, which was primarily due to a $1.8 million increase related to the timing of the initiation of our 2015 Drilling Partnership program and a $1.2 million increase in other corporate activities during the current year period, partially offset by a $1.7 million decrease in non-cash compensation expense, and a $0.4 million decrease in non-recurring transaction costs related to the acquisitions of assets in the current and prior year periods.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. Total general and administrative expenses increased to $82.0 million for the nine months ended September 30, 2015 from $63.5 million for the nine months ended September 30, 2014. Our $27.6 million of general and administrative expenses for the nine months ended September 30, 2015 represents a $22.1 million increase from the comparable prior year period, due to a $17.8 million increase in non-recurring transaction costs due to our spin-off from Atlas Energy, a $3.3 million increase in stock compensation expense, and a $1.0 million increase in other corporate activities. AGP’s $10.0 million of general and administrative expenses for the nine months ended September 30, 2015 represents a $2.9 million increase from the comparable prior year period related to an increase in salaries, wages, and other corporate activities due to the growth of its business. ARP’s $44.4 million of general and administrative expenses for the nine months ended September 30, 2015 represents a $6.5 million decrease from the comparable prior year period, which was primarily due to a decrease in non-recurring transaction costs related to the acquisitions of assets in the current and prior year periods.

Depreciation, Depletion and Amortization

The following table presents our subsidiaries’ depreciation, depletion and amortization expense for each of the respective periods (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation, depletion and amortization:
Atlas Growth	$2,848	$490	$5,095	$1,436
Atlas Resource	40,463	64,578	125,948	176,077
Total	$43,311	$65,068	$131,043	$177,513

Total depreciation, depletion and amortization decreased to $43.3 million for the three months ended September 30, 2015 compared with $65.1 million for the comparable prior year period, which was primarily due to a $22.5 million decrease in depletion expense.

Total depreciation, depletion and amortization decreased to $131.0 million for the nine months ended September 30, 2015 compared with $177.5 million for the comparable prior year period, which was primarily due to a $48.5 million decrease in depletion expense.

The following table presents our subsidiaries’ depletion expense per Mcfe for AGP’s and ARP’s operations for the respective periods (in thousands, except per Mcfe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depletion expense:
Total	$39,792	$62,301	$121,517	$170,036
Depletion expense as a percentage of gas and oil production revenue	42%	48%	40%	50%
Depletion per Mcfe	$1.60	$2.26	$1.61	$2.24

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. Depletion expense was $39.8 million for the three months ended September 30, 2015, a decrease of $22.5 million compared with $62.3 million for the three months ended September 30, 2014. Depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 42% for the three months ended September 30, 2015 from 48% for the comparable prior year period. Depletion expense per Mcfe was $1.60 for the three months ended September 30, 2015, a decrease of $0.66 per Mcfe from $2.26 per Mcfe for the three months ended September 30, 2014. The decreases in depletion expense, depletion expense as a percentage of gas and oil revenues, and depletion expense per Mcfe when compared with the comparable prior year period are the result of the asset impairment recognized at December 31, 2014.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. Depletion expense was $121.5 million for the nine months ended September 30, 2015, a decrease of $48.5 million compared with $170.0 million for the nine months ended September 30, 2014. Depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 40% for the nine months ended September 30, 2015 from 50% for the comparable prior year period. Depletion expense per Mcfe was $1.61 for the nine months ended September 30, 2015, a decrease of $0.63 per Mcfe from $2.24 per Mcfe for the nine months ended September 30, 2014. The decreases in depletion expense, depletion expense as a percentage of gas and oil revenues, and depletion expense per Mcfe when compared with the comparable prior year period are the result of the asset impairment recognized at December 31, 2014.

Loss on Asset Sales and Disposal

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. During the three months ended September 30, 2015 and 2014, we recognized losses on asset sales and disposal of $0.4 million and $0.1 million, respectively.  The $0.4 million loss on asset sales and disposal for the three months ended September 30, 2015 was primarily related to ARP’s $0.4 million of plugging and abandonment costs for certain wells in the New Albany Shale, partially offset by ARP’s $0.1 million insurance reimbursement for the Mossy Oak plant fire in Indiana in 2014.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, we recognized losses on asset sales and disposal of $0.3 million and $1.7 million, respectively. The $0.4 million loss on asset sales and disposal for the nine months ended September 30, 2015 was primarily related to ARP’s $0.4 million of plugging and abandonment costs for certain wells in the New Albany Shale, partially offset by ARP’s $0.1 million insurance reimbursement for the Mossy Oak plant fire in Indiana in 2014. The $1.7 million loss on asset sales and disposal for nine months ended September 30, 2014 was primarily related to ARP’s sale of producing wells in its Niobrara Shale in connection with the settlement of a third party farm-out agreement.

Asset Impairment

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. Asset impairment for the three months ended September 30, 2015 was $747.5 million as compared with no impairment for the comparable prior year period.  The $747.5 million of asset impairment primarily related to ARP’s oil and gas properties in the Barnett, Coal-bed Methane, Southern Appalachia, Marcellus and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices, reduced by $68.0 million of future hedge gains reclassified from accumulated other comprehensive income.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. Asset impairment for the nine months ended September 30, 2015 was $747.5 million as compared with no impairment for the comparable prior year period.  The $747.5 million of asset impairment primarily related to ARP’s oil and gas properties in the Barnett, Coal-bed Methane, Southern Appalachia, Marcellus and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices, reduced by $68.0 million of future hedge gains reclassified from accumulated other comprehensive income.

Interest Expense

The following table presents our interest expense and that which was attributable to ARP for each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Expense:
Atlas Energy	$3,098	$2,846	$21,123	$8,446
Atlas Resource	25,192	16,577	75,105	43,028
Total	$28,290	$19,423	$96,228	$51,474

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. Total interest expense increased to $28.3 million for the three months ended September 30, 2015, compared with $19.4 million for the three months ended September 30, 2014. This $8.9 million increase was due to our $0.3 million increase and an $8.6 million increase related to ARP. The $0.3 million increase in our interest expense was primarily related to $1.0 million of discount amortization for our Term Loan Facilities, partially offset by a $0.7 million decrease in interest expense on our outstanding borrowings. The $8.6 million increase in ARP’s interest expense consisted of a $6.8 million increase associated with ARP’s Term Loan Facility, a $1.7 million increase associated with interest expense on ARP’s Senior Notes, and a $0.8 million increase associated with amortization of ARP’s deferred financing costs, partially offset by a $0.7 million decrease associated with lower weighted-average outstanding borrowings under ARP’s revolving credit facility. The increase associated with ARP’s Senior Notes is primarily due to the issuance in October 2014 of an additional $75.0 million of ARP’s 9.25% Senior Notes due 2021. The increase in interest expense for ARP’s Term Loan Facility related to ARP’s entry into its Term Loan Facility in February 2015.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. Total interest expense increased to $96.2 million for the nine months ended September 30, 2015, compared with $51.5 million for the nine months ended September 30, 2014. This $44.7 million increase was primarily due to our $12.6 million increase and a $32.1 million increase related to ARP. The $12.6 million increase in our interest expense was primarily related to $5.2 million of accelerated amortization of the deferred financing costs associated with the portion of Atlas Energy’s Term Loan Facility allocated to us, $5.5 million of discount amortization for our Term Loan Facilities, and $2.9 million of accelerated amortization of the discount of our Term Loan Facilities resulting from repayments made to reduce the outstanding balance prior to paying off the loan through refinancing, partially offset by a $0.7 million decrease in interest expense related to outstanding borrowings. The $32.1 million increase in ARP’s interest expense consisted of a $16.3 million increase associated with ARP’s Term Loan Facility, an $8.5 million increase associated with interest expense on ARP’s Senior Notes, a $4.3 million accelerated amortization charge related to ARP’s reduced credit facility borrowing base, a $2.6 million increase associated with amortization of ARP’s deferred financing costs, and a $0.3 million increase associated with higher weighted-average outstanding borrowings under ARP’s revolving credit facility. The increase associated with ARP’s Senior Notes is primarily due to the issuance of an additional $100.0 million of ARP’s 7.75% Senior Notes due 2021 in June 2014 and an additional $75.0 million of ARP’s 9.25% Senior Notes due 2021 in October 2014. The increase in interest expense for ARP’s Term Loan Facility related to ARP’s entry into its Term Loan Facility in February 2015.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt of $4.7 million for the three and nine months ended September 30, 2015 represents $4.4 million of accelerated amortization of the discount and $0.3 million of accelerated deferred financing costs related to the early retirement of our Term Loan Facilities with Deutsche Bank.

Loss Attributable to Non-Controlling Interests

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014. Loss attributable to non-controlling interests was $440.0 million for the three months ended September 30, 2015, compared with a loss of $5.1 million for the comparable prior year period. Loss attributable to non-controlling interests includes an allocation of ARP’s and AGP’s net losses to non-controlling interest holders. The increase in loss attributable to non-controlling interests between the three months ended September 30, 2015, and the prior year comparable period was primarily due to an increase in ARP’s net loss between periods primarily related to the $679.5 million impairment primarily for ARP’s oil and gas properties in the Barnett, Coal-bed Methane, Southern Appalachia, Marcellus and Mississippi Lime operating areas, partially offset by the $131.8 million gain on mark-to-market derivatives during the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014. Loss attributable to non-controlling interests was $420.4 million for the nine months ended September 30, 2015, compared with a loss of $33.8 million for the comparable prior year period. Loss attributable to non-controlling interests includes an allocation of ARP’s and AGP’s net losses to non-controlling interest holders. The movement in loss attributable to non-controlling interests between the nine months ended September 30, 2015, and the prior year comparable period was primarily due to an increase in ARP’s net loss between periods primarily related to the $679.5 million impairment primarily for ARP’s oil and gas properties in the Barnett, Coal-bed Methane, Southern Appalachia, Marcellus and Mississippi Lime operating areas, partially offset by the $210.5 million gain on mark-to-market derivatives during the three months ended September 30, 2015.

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

Atlas Growth.  AGP’s primary sources of liquidity are cash generated from operations and financing activities. AGP’s primary cash requirements, in addition to normal operating expenses, are for capital expenditures, and quarterly distributions to its unitholders, which it expects to fund through operating cash flow.

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

Cash Flows—Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Net cash used in operating activities of $73.1 million for the nine months ended September 30, 2015 represented an unfavorable movement of $46.5 million from net cash used in operating activities of $26.6 million for the comparable prior year period. The $46.5 million unfavorable movement was derived principally from an $85.2 million unfavorable movement in net loss, excluding non-cash items, partially offset by a $24.5 million favorable movement in working capital, a $13.0 million favorable movement in distributions paid to non-controlling interests and a $1.2 million favorable movement in equity earnings and distributions from unconsolidated subsidiaries. The non-cash charges, which impacted the $542.2 million unfavorable movement in net loss, primarily included a $679.5 million asset impairment charge, a $12.2 million favorable movement in amortization of deferred financing costs, a $4.7 million loss on early extinguishment of debt, and a $1.5 million favorable movement in non-cash compensation, partially offset by a $192.6 million unfavorable movement in unrealized gain on derivatives, a $46.5 million unfavorable movement in depreciation, depletion and amortization expense, and a $1.9 million unfavorable movement in gain/loss on asset sales and disposal. The movement in working capital was due to a $226.0 million favorable movement in accounts receivable, prepaid expenses and other, primarily due to the timing of payments received between comparable periods, partially offset by a $201.5 million unfavorable movement in accounts payable and accrued liabilities, primarily due to the timing of ARP’s capital programs. The movement in cash distributions to non-controlling interest holders was due principally to decreases in cash distributions of ARP.

Net cash used in investing activities of $173.2 million for the nine months ended September 30, 2015 represented a favorable movement of $498.7 million from net cash used in investing activities of $671.9 million for the comparable prior year period. This favorable movement was principally due to a $458.0 million decrease in net cash paid for acquisitions, a decrease in capital expenditures of $39.7 million and a $1.0 million favorable movement in proceeds from asset sales and other changes. See further discussion of capital expenditures under “Capital Requirements.”

Net cash provided by financing activities of $242.9 million for the nine months ended September 30, 2015 represented an unfavorable movement of $501.7 million from net cash provided by financing activities of $744.6 million for the comparable prior year period. This unfavorable movement was principally due to a decrease of $276.0 million for our and ARP’s borrowings under our and ARP’s term loans and ARP’s revolving credit facility, a decrease of $263.8 million in ARP’s and AGP’s equity offerings, a decrease of $97.4 million in net proceeds from issuances of ARP’s senior notes, a $12.3 million unfavorable movement in deferred financing costs, distribution equivalent rights and other and a $1.7 million unfavorable movement in net distributions to our preferred unitholders, partially offset by a decrease of $68.5 million in repayments of our term loan facilities and ARP’s revolving credit facility, an increase of $40.0 million for our proceeds from the issuance of our Series A Preferred Units, a $33.1 million favorable movement in distributions paid to unitholders, and a $7.9 million favorable movement of amortization of discount on our and ARP’s debt,. The gross amount of borrowings and repayments under the revolving credit facilities included within net cash provided by financing activities in the combined consolidated statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facilities, and payments, which generally occur throughout the period and increase borrowings under the revolving credit facilities for us and ARP, which is generally common practice for our business and industries.

ARP’s issuance of additional Class D Preferred Units as partial payment for the Eagle Ford Acquisition and our payment-in-kind of distributions on our preferred units represented non-cash transactions during the nine months ended September 30, 2015.

Capital Requirements

At September 30, 2015, the capital requirements of our subsidiaries’ natural gas and oil production consist primarily of:

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

The following table summarizes consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Atlas Resource:
Maintenance capital expenditures	$13,456	$22,400	$42,788	$46,300
Expansion capital expenditures	19,343	33,530	59,502	104,279
Total	$32,799	$55,930	$102,290	$150,579
Atlas Growth:
Expansion capital expenditures	$7,659	$567	$20,777	$12,147
Total	$7,659	$567	$20,777	$12,147
Consolidated:
Maintenance capital expenditures	$13,456	$22,400	$42,788	$46,300

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expansion capital expenditures	27,002	34,097	80,279	116,426
Total	$40,458	$56,497	$123,067	$162,726

Atlas Resource Partners. During the three months ended September 30, 2015, ARP’s $32.8 million of total capital expenditures consisted primarily of $14.4 million for wells drilled exclusively for ARP’s own account compared with $23.1 million for the comparable prior year period, $7.3 million of investments in its Drilling Partnerships compared with $16.8 million for the prior year comparable period, $6.1 million of leasehold acquisition costs compared with $7.0 million for the prior year comparable period and $5.0 million of corporate and other costs compared with $9.0 million for the prior year comparable period, which primarily related to decreases in corporate salt water disposal well costs and gathering and processing costs.

During the nine months ended September 30, 2015, ARP’s $102.3 million of total capital expenditures consisted primarily of $40.1 million for wells drilled exclusively for ARP’s own account compared with $64.9 million for the comparable prior year period, $26.0 million of investments in its Drilling Partnerships compared with $41.8 million for the prior year comparable period, $9.9 million of leasehold acquisition costs compared with $18.3 million for the prior year comparable period and $26.3 million of corporate and other costs compared with $25.6 million for the prior year comparable period.

Atlas Growth. During the three months ended September 30, 2015, AGP’s $7.7 million of total capital expenditures consisted primarily of its wells drilled and leasehold acquisition costs.

During the nine months ended September 30, 2015, AGP’s $20.8 million of total capital expenditures consisted primarily of its wells drilled and leasehold acquisition costs.

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

As of September 30, 2015, our subsidiaries are committed to expending approximately $45.0 million on drilling and completion and other capital expenditures.

Off-Balance Sheet Arrangements

As of September 30, 2015, our subsidiaries’ off-balance sheet arrangements were limited to ARP’s letters of credit outstanding of $4.3 million, and commitments to spend $45.0 million related to capital expenditures.

ARP has certain long-term unconditional purchase obligations and commitments, primarily throughput contracts (see “Contractual Revenue Arrangements”).

ARP is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. ARP has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and ARP may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by ARP to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of September 30, 2015, management believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

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

CREDIT FACILITIES

As of September 30, 2015, we had not guaranteed any of ARP’s or AGP’s obligations or debt instruments.

Term Loan Credit Facilities

On August 10, 2015, we entered into a credit agreement (the “Riverstone Credit Agreement”) with Riverstone Credit Partners, L.P., as administrative agent, and the lenders party thereto, for a new term loan facility (the “Riverstone Term Loan Facility”) in an aggregate principal amount of $82.7 million maturing in August 2020. The borrowings under the Riverstone Term Loan Facility were used to repay in full outstanding borrowings under our existing term loan facility.

Our obligations under the Riverstone Term Loan Facility are secured on a first priority basis by security interests in substantially all of our assets and the asset of each of New Atlas Holdings, LLC, our direct wholly owned subsidiary, Atlas Lightfoot, LLC and any of our other material subsidiaries that later guarantees indebtedness under the Riverstone Term Loan Facility, including all equity interests directly held by New Atlas Holdings, LLC or any guarantor and all tangible and intangible property of us and the guarantors (subject to certain customary exclusions and exceptions).

Borrowings under the Riverstone Term Loan Facility bear interest, at our option, at either (i) LIBOR plus 7.0% (as used with respect to the Riverstone Term Loan Facility, “Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 6.0% (as used with respect to the Riverstone Term Loan Facility, an “ABR Loan”). Interest is generally payable at interest payment periods selected by us for Eurodollar Loans and quarterly for ABR Loans.  At September 30, 2015, $82.7 million was outstanding under the Riverstone Term Loan Facility. At September 30, 2015, the weighted average interest rate on outstanding borrowings under the Riverstone Term Loan Facility was 8.0%.

The Riverstone Credit Agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. The Riverstone Credit Agreement also requires that (a) the Total Leverage Ratio (as defined in the Riverstone Credit Agreement) not be greater than 4.00 to 1.00, beginning with the fiscal quarter ending March 31, 2016; (b) the Company have liquidity of not less than $5 million at the end of each fiscal quarter, beginning with the fiscal quarter ending December 31, 2015; and (c) the Asset Coverage Ratio (as defined in the Riverstone

Credit Agreement) not be less than 1.75 to 1.00 during the period from September 30, 2015 to June 30, 2016. We were in compliance with these covenants as of September 30, 2015.

We have the right at any time to prepay any borrowings outstanding under the Riverstone Term Loan Facility, subject to the payment of a prepayment premium specified therein. Subject to certain exceptions, we may also be required to prepay all or a portion of the Riverstone Term Loan Facility in certain instances, including the following:

•

at the end of each fiscal quarter, we must repay the Riverstone Term Loan Facility in an amount equal to: (i) if the Total Leverage Ratio is equal to or greater than 3.50 to 1.00, 100% of Distributable Cash (as defined in the Riverstone Credit Agreement), (ii) if the Total Leverage Ratio is equal to or greater than 3.00 to 1.00 but less than 3.25 to 1.00, 75% of Distributable Cash, (iii) if the Total Leverage Ratio is equal to or greater than 2.75 to 1.00 but less than 3.00 to 1.00, 50% of Distributable Cash, (iv) if the Total Leverage Ratio is equal to or greater than 2.50:1.00 but less than 2.75 to 1.00, 25% of Distributable Cash, and (v) if the Total Leverage Ratio is less than 2.50:1.00, 0% of Distributable Cash.

•

if, at any time after June 30, 2016, the Asset Coverage Ratio is less than 2.00 to 1.00, we must prepay the Riverstone Term Loan Facility in an aggregate principal amount necessary to achieve an Asset Coverage Ratio of greater than 2.00 to 1.00; the Asset Coverage Ratio is equal to the ratio of the Asset Value (the sum of the discounted net present values of the loan parties’ oil and gas properties, cash and cash equivalents, and the values of certain equity interests of ARP, Atlas Lightfoot, LLC, AGP and certain other midstream and upstream companies, determined as set forth in the Riverstone Credit Agreement) to Total Funded Debt (as defined in the Riverstone Credit Agreement);

•

if we or any of our restricted subsidiaries disposes of property or assets (including equity interests) to a person other than a loan party or receives insurance or condemnation proceeds following a casualty event, we must repay the Riverstone Term Loan Facility in an aggregate principal amount equal to 100% of the net cash proceeds from such disposition or casualty event; and

•

if we or any of our restricted subsidiaries issues or incurs any debt or issues any equity, we must repay the Riverstone Term Loan Facility in an aggregate principal amount equal to 100% of the net cash proceeds of such issuances or incurrences of debt or issuances of equity.

On February 27, 2015, we entered into a Credit Agreement with Deutsche Bank AG New York Branch, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provided for a Secured Senior Interim Term Loan Facility in an aggregate principal amount of $30.0 million and a Secured Senior Term Loan A Facility in an aggregate principal amount of approximately $97.8 million. In June 2015, we prepaid $33.1 million on the Term Loan Facilities in connection with the Arkoma Acquisition (see “Recent Developments”).  On August 10, 2015, we repaid in full the remaining $82.7 outstanding under the Term Loan Facilities.

The proceeds from the issuance of the Term Loan Facilities were used to fund a portion of our $150.0 million payment to Atlas Energy in connection with the repayment of Atlas Energy’s term loan. The Interim Term Loan Facility matured on August 27, 2015 and the Term Loan A Facility was to mature on February 26, 2016. Our obligations under the Term Loan Facilities were secured on a first priority basis by security interests in substantially all of our assets and our material subsidiaries, including all equity interests directly held by us, New Atlas Holdings, LLC, or any other guarantor subsidiary, and all tangible and intangible property. Borrowings under the Term Loan Facilities bore interest, at our option, at either (i) LIBOR plus 7.5% (as used with respect to the Term Loan Facilities, “Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, in each case plus 6.5% (as used with respect to the Term Loan Facilities, an “ABR Loan”). Interest was generally payable at interest payment periods selected by us for Eurodollar Loans and quarterly for ABR Loans.

We had the right at any time to prepay any borrowings outstanding under the Term Loan Facilities, without premium or penalty, provided the Interim Term Loan Facility was repaid prior to the Term Loan A Facility. Subject to certain exceptions, we may also have been required to prepay all or a portion of the Term Loan Facilities in certain instances, including the following:

●

if, at any time, the Recognized Value Ratio (as defined in the Credit Agreement) was less than 2.00 to 1.00, we must have prepaid the Term Loan Facilities and any revolving loans outstanding in an aggregate principal amount necessary to achieve a Recognized Value Ratio of greater than 2.00 to 1.00; the Recognized Value Ratio was equal to the ratio of the Recognized Value (the sum of the discounted net present values of the Loan Parties’

oil and gas properties and the values of the common units, Class A Units and Class C Units of ARP, determined as set forth in the Credit Agreement) to Total Funded Debt (as defined in the Credit Agreement);

●

if we disposed of all or any portion of the Arkoma assets (as defined in the Credit Agreement), we must have prepaid the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds resulting from such disposition;

●

if we or any of our restricted subsidiaries disposed of property or assets (including equity interests), we must have repaid the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds from such disposition or casualty event; and

●

if we incurred any debt or issue any equity, we must have repaid the Term Loan Facilities in an aggregate principal amount equal to 100% of the net cash proceeds of such issuances or incurrences of debt or issuances of equity.

The Credit Agreement contained customary covenants that limited our ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. The Credit Agreement also required that the Total Leverage Ratio (as defined in the Credit Agreement) not be greater than (i) as of the last day of any fiscal quarter prior to the full repayment of the Interim Term Loan Facility, 3.75 to 1.00, and (ii) as of the last day of any quarter thereafter, 3.50 to 1.00.

ARP Revolving Credit Facility

ARP is a party to its Second Amended and Restated Credit Agreement dated July 31, 2013, as amended, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “ARP Credit Agreement”), which provides for a senior secured revolving credit facility with a borrowing base of $750.0 million as of September 30, 2015.

ARP’s borrowing base is scheduled for semi-annual redeterminations on November 1, 2015 and thereafter on May 1 and November 1 of each year. In July 2015, the redetermination by the lenders reaffirmed ARP’s $750.0 million borrowing base. The ARP Credit Agreement also provides that its borrowing base will be reduced by 25% of the stated amount of any senior notes issued, or additional second lien debt incurred, after July 1, 2015. At September 30, 2015, $563.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.3 million was outstanding at September 30, 2015. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any non-guarantor subsidiaries of ARP are minor. Borrowings under the credit facility bear interest, at ARP’s election, at either an adjusted LIBOR rate plus an applicable margin between 1.50% and 2.75% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 0.50% and 1.75% per annum. If the borrowing base utilization (as defined in the ARP Credit Agreement) is less than 90%, the applicable margin on Eurodollar Loans and ABR Loans (each as defined in the ARP Credit Agreement) will be increased by 0.25%. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on the Company’s combined consolidated statements of operations.

The ARP Credit Agreement contains customary covenants that limit ARP’s ability to incur additional indebtedness (excluding second lien debt in an aggregate principal amount of up to $300.0 million), grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. The ARP Credit Agreement also requires that ARP maintain a ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) (actual or annualized, as applicable), calculated over a period of four consecutive fiscal quarters, of not greater than (i) 5.25 to 1.0 as of the last day of the quarters ending on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ending on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter, and a ratio of current assets (as defined in the ARP Credit Agreement) to current liabilities (as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.  ARP was in compliance with these covenants as of September 30, 2015.

ARP Term Loan Facility

On February 23, 2015, ARP entered into a Second Lien Credit Agreement with certain lenders and Wilmington Trust, National Association, as administrative agent. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “ARP Term Loan Facility”), and is presented net of $6.6 million of unamortized discount at September 30, 2015. The ARP Term Loan Facility matures on February 23, 2020.

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

The Second Lien Credit Agreement contains customary covenants that limit ARP’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities.  In addition, the Second Lien Credit Agreement contains covenants substantially similar to those in ARP’s existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. ARP was in compliance with these covenants as of September 30, 2015.

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

ATLAS RESOURCE SECURED HEDGE FACILITY

At September 30, 2015, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantees their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets.

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

ATLAS GROWTH PARTNERS SECURED CREDIT FACILITY

On May 1, 2015, AGP entered into a secured credit facility agreement with a syndicate of banks. As of the date hereof, the lenders under the credit facility have no commitment to lend to AGP under the credit facility, but AGP and its subsidiaries have the ability to enter into derivative contracts to manage their exposure to commodity price movements which will benefit from the collateral securing the credit facility. The credit facility may be amended in the future if AGP and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit the ability of AGP and its subsidiaries to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. In addition, AGP’s credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

ATLAS RESOURCE SENIOR NOTES

At September 30, 2015, ARP had $374.6 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”). The 7.75% ARP Senior Notes were presented net of a $0.4 million unamortized discount as of September 30, 2015. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, ARP may redeem the 7.75% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 7.75% ARP Senior Notes.

At September 30, 2015, ARP had $324.0 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The 9.25% ARP Senior Notes were presented net of a $1.0 million unamortized discount as of September 30, 2015. Interest on the 9.25% Senior Notes is payable semi-annually on February 15 and August 15. At any time prior to August 15, 2017, ARP may redeem the 9.25% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the governing indenture), plus accrued and unpaid interest, if any. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of its 9.25% ARP Senior Notes at the redemption price of 102.313%, and on or after August 15, 2019, ARP may redeem some or all of its 9.25% ARP Senior Notes at the redemption price of 100.0%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase its 9.25% ARP Senior Notes.

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

The indentures governing the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes contain covenants, including limitations on ARP’s ability to incur certain liens; incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of September 30, 2015.

ISSUANCE OF UNITS

We recognize gains or losses on ARP’s and AGP’s equity transactions as credits or debits, respectively, to equity on our combined consolidated balance sheets rather than as income or loss on our combined consolidated statements of operations. These gains or losses represent our portion of the excess or shortage of the net offering price per unit of each of ARP’s and AGP’s common units as compared to the book carrying amount per unit.

On February 27, 2015 we issued and sold an aggregate of 1.6 million of our newly created Series A convertible preferred units, with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), at a purchase price of $25.00 per unit to certain members of our management, two management members of the Board, and outside investors. Holders of the Series A Preferred Units are entitled to monthly distributions of cash at a rate equal to the greater of (i) 10% of the liquidation preference per annum, increasing to 12% per annum, 14% per annum and 16% per annum on the first, second and third anniversaries of the private placement, respectively or (ii) the monthly equivalent of any cash distribution declared by the Company to holders of the Company’s common units, as well as Series A Preferred Units at a rate equal to 2% of the liquidation preference per annum. All or a portion of the Series A Preferred Units will be convertible into our units at the option of the holder at any time following the later of (i) the one year anniversary of the distribution and (ii) receipt of unitholder approval. The conversion price will be equal to the greater of (i) $8.00 per common unit; and (ii) the lower of (a) 110.0% of the volume weighted average price for our common units on the NYSE over the 30 trading days following the distribution date; and (b) $16.00 per common unit. We sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(2) of the Securities Act. The Series A Preferred Units resulted in proceeds to us of $40.0 million. We used the proceeds to fund a portion of the $150.0 million payment by us to Atlas Energy related to the repayment of Atlas Energy’s term loan (see Note 2). The Series A Purchase Agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities.

Atlas Resource Equity Offerings

In August 2015, ARP entered into a distribution agreement with MLV & Co. LLC (“MLV”). Pursuant to the distribution agreement, ARP may sell from time to time through MLV ARP’s 8.625% Class D ARP Cumulative Redeemable Perpetual Preferred Units (“Class D ARP Preferred Units”) and Class E ARP Cumulative Redeemable Perpetual Preferred Units (“Class E ARP Preferred Units”) having a maximum aggregate offering price of up to $100 million. Sales of Class D and Class E ARP Preferred Units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the NYSE, the existing trading market for the Units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay MLV a commission, which shall not be more than 3.0% of the gross sales price of Class D and Class E ARP Preferred Units. ARP has agreed to reimburse MLV for certain expenses incurred in connection with entering into the distribution agreement. Under the terms of the distribution agreement, ARP may also sell Class D and Class E ARP Preferred Units from time to time to MLV as principal for its own account at a price to be agreed upon at the time of sale. Any sale of Class D and Class E ARP Preferred Units to MLV as principal would be pursuant to the terms of a separate terms agreement between ARP and MLV. During the three and nine months ended September 30, 2015, ARP issued 90,328 Class D ARP Preferred Units and 1,083 Class E ARP Preferred Units under the preferred equity distribution program for net proceeds of $1.0 million, net of $0.2 million in commissions and offering expenses paid.

In May 2015, in connection with the Arkoma Acquisition (see “Note 3”), ARP issued 6,500,000 of its common limited partner units in a public offering at a price of $7.97 per unit, yielding net proceeds of approximately $49.7 million. ARP used a portion of the net proceeds to fund the Arkoma Acquisition and to reduce borrowings outstanding under ARP’s revolving credit facility.

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

In August 2014, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between ARP and such Agent. During the three months ended September 30, 2015, ARP issued 5,519,110 common limited partner units under the equity distribution program for net proceeds of $18.6 million, net of $0.4 million in commissions and offering expenses paid. During the nine months ended September 30, 2015, ARP issued 8,404,934 common limited partner units under the equity distribution program for net proceeds of $40.0 million, net of $1.0 million in commissions and offering expenses paid.

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

For the nine months ended September 30, 2015 and the year ended December 31, 2014, in connection with the issuance of ARP’s common units, we recorded losses of $1.2 million and gains of $40.5 million, respectively, within equity and a corresponding increase and decrease, respectively, in non-controlling interests on our combined consolidated balance sheets and combined consolidated statements of unitholders’ / owner’s equity.

Atlas Growth Equity Offerings

AGP issued approximately $233.0 million of its common limited partner units through a private placement offering that expired on June 30, 2015. Of the $233.0 million of gross funds raised, we purchased $5.0 million common limited partner units during the offering. For the nine months ended September 30, 2015 and the year ended December 31, 2014, in connection with the issuance of AGP’s common units, we recorded gains of $4.6 million and $4.5 million, respectively, within equity and a corresponding decrease in non-controlling interests on our combined consolidated balance sheets and combined consolidated statements of unitholders’ / owner’s equity.

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

There were no impairments of unproved gas and oil properties recorded for the three and nine months ended September 30, 2015 and 2014.

For the three and nine months ended September 30, 2015, we recognized $747.5 million of asset impairment primarily related to oil and gas properties in ARP’s Barnett, Coal-bed Methane, Marcellus and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices, reduced by $68.0 million of future hedge gains reclassified from accumulated other comprehensive income.  There were no impairments of proved gas and oil properties for the three and nine months ended September 30, 2014.

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

There were no goodwill impairments recognized by ARP during the three and nine months ended September 30, 2015 and 2014. During the year ended December 31, 2014, ARP recorded an $18.1 million goodwill non-cash impairment loss within asset impairment on our combined consolidated statement of operations related to an impairment of goodwill in its gas and oil production reporting unit due to a decline in overall commodity prices.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. Our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2015. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

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

Interest Rate Risk. As of September 30, 2015, we had $82.7 million of outstanding borrowings under our term facility and ARP had $563.0 million of outstanding borrowings under its revolving credit facility and $243.4 million of outstanding borrowings under its term loan facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending September 30, 2016 by $9.0 million, excluding the effect of non-controlling interests.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending September 30, 2016 of approximately $2.1 million, net of non-controlling interests.

Realized pricing of natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years. To limit AGP’s and ARP’s exposure to changing natural gas, oil and natural gas liquids prices, Atlas Growth and ARP enter into natural gas and oil swap, put option and costless collar option contracts. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter (“OTC”) futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. OTC contracts are generally financial contracts which are settled with financial payments or receipts and generally do not require delivery of physical hydrocarbons. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids fixed price swaps are priced based on a WTI crude oil index, while other natural gas liquids contracts are based on an OPIS Mt. Belvieu index. These contracts have qualified and been designated as cash flow hedges and been recorded at their fair values.

As of September 30, 2015, AGP had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2015	13,500	$61.000
2016	18,000	$63.150
2017	9,000	$65.000

(1)	“Bbl” represents barrels.

As of September 30, 2015, ARP had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2015	13,611,000	$4.193
2016	53,546,300	$4.229
2017	49,920,000	$4.219
2018	40,800,000	$4.170
2019	15,960,000	$4.017

Natural Gas – Costless Collars

Production Period Ending December 31,	Option Type	Volumes	Average Floor and Cap
		(MMBtu)(1)	(per MMBtu)(1)
2015	Puts purchased	600,000	$3.934
2015	Calls sold	600,000	$4.634

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2015	Puts purchased	360,000	$4.000
2016	Puts purchased	1,440,000	$4.150

Natural Gas – WAHA Basis Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2015	1,200,000	$(0.090)

Natural Gas Liquids – Natural Gasoline Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	1,260,000	$1.923

Natural Gas Liquids – Propane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	2,016,000	$1.016

Natural Gas Liquids – Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	378,000	$1.248

Natural Gas Liquids – Iso Butane Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Gal)(1)	(per Gal)(1)
2015	378,000	$1.263

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016	84,000	$85.651
2017	60,000	$83.780

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2015	487,500	$87.592
2016	1,557,000	$81.471
2017	1,140,000	$77.285
2018	1,080,000	$76.281
2019	540,000	$68.371

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

10.27(a)

Shared Acquisition and Operating Agreement, dated as of September 24, 2014, by and among ARP Eagle Ford, LLC and Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. The schedules to the Shared Acquisition and Operating Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted exhibits and schedules will be furnished to the U.S. Securities and Exchange Commission upon request.(11)

10.27(b)

Amended and Restated Shared Acquisition and Operating Agreement, effective as of September 24, 2014, by and among ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Eagle Ford Operating Company, LLC. The schedules to the Amended and Restated Shared Acquisition and Operating Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request. (39)

10.27(c)

Addendum #2 to the Amended and Restated Shared Acquisition and Operating Agreement by and among ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Eagle Ford Operating Company, LLC, effective as of July 1, 2015.The schedules to Addendum #2 to the Amended and Restated Shared Acquisition and Operating Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request. (39)

10.27(d)

Addendum #3 to the Amended and Restated Shared Acquisition and Operating Agreement by and among ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Eagle Ford Operating Company, LLC, effective as of September 30, 2015.The schedules to Addendum #3 to the Amended and Restated Shared Acquisition and Operating Agreement have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request. (39)

10.28	Distribution Agreement dated as of August 29, 2014, between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several agents.(25)

10.29	Second Lien Credit Agreement dated as of February 23, 2015, among Atlas Resource Partners, L.P., the lenders party thereto and Wilmington Trust, National Association, as administrative agent. (30)

10.30	Credit Agreement dated as of February 27, 2015 among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto. (28)

10.31	Series A Preferred Unit Purchase Agreement by and among Atlas Energy Group, LLC and the purchasers signatory thereto. (28)

10.32	Registration Rights Agreement by and among Atlas Energy Group, LLC and the purchasers signatory thereto. (28)
10.33	Credit Agreement, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent, dated as of August 10, 2015(36)
10.34	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Edward E. Cohen, dated as of September 4, 2015(37)
10.35	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Jonathan Z. Cohen, dated as of September 4, 2015(37)

10.36	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Daniel C. Herz, dated as of September 4, 2015(37)
10.37	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Mark Schumacher, dated as of September 4, 2015(37)

10.38	Distribution Agreement, dated as of August 19, 2015, between Atlas Resource Partners, L.P. and MLV & Co. LLC(38)

99.1	Rangely Summary Reserve Report of Cawley, Gillespie, and Associates, Inc. (33)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(35)

101.SCH	XBRL Schema Document(35)

101.CAL	XBRL Calculation Linkbase Document(35)

101.LAB	XBRL Label Linkbase Document(35)

101.PRE	XBRL Presentation Linkbase Document(35)

101.DEF	XBRL Definition Linkbase Document(35)

(1)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s Registration Statement on Form 10, as amended (File No. 1-35317).
(2)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 5, 2014.
(3)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(4)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(5)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(6)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 6, 2013.
(7)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s registration statement on Form 8-A filed on October 2, 2014.
(8)	Previously filed as an exhibit to Atlas Energy, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(9)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s annual report on Form 10-K for the year ended December 31, 2013.
(10)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 2, 2014.
(11)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on September 30, 2014.
(12)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 25, 2014.
(13)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(14)	Previously filed as an exhibit to our Registration Statement on Form 10, as amended (File No. 1-36725).
(15)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(16)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 11, 2013.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 31, 2013.
(18)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.
(19)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 22, 2015.
(20)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 2, 2013.
(21)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on June 3, 2014.
(22)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on October 15, 2014.
(24)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 7, 2014.
(25)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 29, 2014.

(26)	[Intentionally Omitted]
(27)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 6, 2014.
(28)	Previously filed as an exhibit to our current report on Form 8-K filed on March 2, 2015.
(29)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2014.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on February 23, 2015.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s registration statement on Form 8-A filed on April 14, 2015.
(32)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on April 6, 2015.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on June 2, 2015.
(34)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on the Form 10-Q for the quarter ended June 30, 2015.
(35) (36) (37)

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed”.

Previously filed as an exhibit to Atlas Energy Group, LLC’s current report on Form 8-K filed on August 14, 2015.

Previously filed as an exhibit to Atlas Energy Group, LLC’s current report on Form 8-K filed on September 4, 2015.

(38)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 19, 2015.

(38)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY GROUP, LLC

Date:	November 9, 2015	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer

Date:	November 9, 2015	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Financial Officer

Date:	November 9, 2015	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner
Chief Accounting Officer