Form 10-K
period 2015-12-31
Atlas Energy Group, LLC
filed 2016-03-30
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-36725

Atlas Energy Group, LLC

(Exact name of registrant as specified in its charter)

Delaware	45-3741247
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)
Park Place Corporate Center One 1000 Commerce Drive, Suite 400 Pittsburgh, Pennsylvania	15275
(Address of principal executive offices)	Zip code

Registrant’s telephone number, including area code: 412-489-0006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing Limited Liability Company Interests	OTCQX

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the equity securities held by non-affiliates of the registrant, based upon the closing price of the registrant’s common units as reported on the New York Stock Exchange on the last business day of the registrant’s most recently completed second quarter, June 30, 2015, was approximately $125.4 million.

As of March 24, 2016, there were 26,027,992 common units outstanding.

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

Bbl. One barrel of crude oil, condensate or other liquid hydrocarbons equal to 42 United States gallons.

Bcf. One billion cubic feet of natural gas.

Bcfe. One billion cubic feet equivalent, determined using a ratio of six Mcf of gas to one Bbl oil, condensate or natural gas liquids.

Bpd. Barrels per day.

Btu. One British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

Condensate.  Condensate is a mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

Developed Acreage.  The number of acres which are allocated or assignable to producing wells or wells capable of production.

Development Well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or well. An exploratory, development or extension well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil and gas well.

Dth. One dekatherm, equivalent to one million British thermal units.

Dth/d. Dekatherms per day.

Dry hole or well. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

EBITDA. Net income (loss) before net interest expense, income taxes, and depreciation and amortization. EBITDA is considered to be a non-GAAP measurement.

Exploratory Well. An exploratory well is a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. Generally, an exploratory well is any well that is not a development well or a stratigraphic test well.

FASB. Financial Accounting Standards Board.

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms structural feature and stratigraphic condition are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.

Fractionation. The process used to separate a natural gas liquid stream into its individual components.

GAAP. Generally Accepted Accounting Principles in the United States of America.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

MBbl. One thousand barrels of crude oil, condensate or other liquid hydrocarbons.

Mcf. One thousand cubic feet of natural gas; the standard unit for measuring volumes of natural gas.

Mcfe. Mcf of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Mcfd. One thousand cubic feet per day.

Mcfed. One Mcfe per day.

MMBbl. One million barrels of crude oil, condensate or other liquid hydrocarbons.

MMBoe. One million barrels of oil equivalent.

MMBtu. One million British thermal units.

MMcf. One million cubic feet of natural gas.

MMcfe. MMcf of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

MMcfed. One MMcfe per day.

Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

Natural Gas Liquids or NGLs. A mixture of light hydrocarbons that exist in the gaseous phase at reservoir conditions but are recovered as liquids in gas processing plants. NGL differs from condensate in two principal respects: (1) NGL is extracted and recovered in gas plants rather than lease separators or other lease facilities; and (2) NGL includes very light hydrocarbons (ethane, propane, butanes) as well as the pentanes-plus (the main constituent of condensates).

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

Proved Reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i)	The area of the reservoir considered as proved includes:
(a)	The area identified by drilling and limited by fluid contacts, if any, and
(b)

Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii)

In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii)

Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv)	Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:
(a)

Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and

(b)	The project has been approved for development by all necessary parties and entities, including governmental entities.
(v)

Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved undeveloped drilling location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

Proved Undeveloped Reserves or PUDs. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

PV-10. Present value of future net revenues. See the definition of “standardized measure.”

Recompletion. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

Reserves. Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

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

Unproved Reserves.  Unproved Reserves are based on geoscience and/or engineering data similar to that used in estimates of Proved Reserves, but technical or other uncertainties preclude such reserves being classified as Proved. Unproved Reserves may be further categorized as Probable Reserves and Possible Reserves.

Working Interest. An operating interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas on the leased acreage and the responsibility to pay royalties and a share of the costs of drilling and production operations under the applicable fiscal terms. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100.00% working interest in a lease burdened only by a landowner’s royalty of 12.50% would be required to pay 100.00% of the costs of a well but would be entitled to retain 87.50% of the production.

FORWARD-LOOKING STATEMENTS

The matters discussed in this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “potential,” “predict” or “should” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•

our limited operating history as a separate public company, and that our historical financial information is not necessarily representative of the results that we would have achieved had we been the owner or operator of our assets and may not be a reliable indicator of our future results;

•	whether we are able to continue to achieve some or all of the expected benefits of the separation from Atlas Energy;
•

the fact that our primary assets are our partnership interests, including the IDRs, in ARP and partnership interests in AGP and, therefore, our cash flow is dependent on the ability of ARP and AGP to make distributions in respect of those partnership interests;

•

our ability to meet our liquidity needs, including as a result of any reduction or elimination of distributions from ARP or AGP and their ability to meet their liquidity needs, and ability to satisfy covenants in our, ARP’s and AGP’s debt documents;

•	actions that we, ARP and AGP may take in connection with our and its liquidity needs, including the ability to service our, ARP’s and AGP’s debt;
•	restrictive covenants in our, ARP’s and AGP’s indebtedness that may adversely affect operational flexibility;
•	the demand for natural gas, oil, NGLs and condensate;
•	the price volatility of natural gas, oil, NGLs and condensate;
•	changes in the differential between benchmark prices for oil and natural gas and wellhead prices that we, ARP and AGP achieve;
•	effects of partial depletion or drainage by earlier offset drilling on our, ARP’s and AGP’s acreage;
•	economic conditions and instability in the financial markets;
•	the impact of our common units being quoted on the OTCQX Best Market and not listed on a national securities exchange;
•	changes in the market price of our common units;
•	future financial and operating results;
•	economic conditions and instability in the financial markets;
•	effects of debt payment obligations on our distributable cash;

•	ARP’s ability to meet or exceed the continued listing standards of the New York Stock Exchange;
•	resource potential;
•	success in efficiently developing and exploiting our, ARP’s and AGP’s reserves and economically finding or acquiring additional recoverable reserves;

•	the accuracy of estimated natural gas and oil reserves;
•	the financial and accounting impact of hedging transactions;
•	the ability to fulfill the respective substantial capital investment needs of us, ARP and AGP;
•	expectations with regard to acquisition activity, or difficulties encountered in connection with acquisitions;
•	the limited payment of dividends or distributions, or failure to declare a dividend or distribution, on outstanding common units or other equity securities;
•	any issuance of additional common units or other equity securities, and any resulting dilution or decline in the market price of any such securities;
•	potential changes in tax laws that may impair ARP’s ability to obtain capital funds through investment partnerships;
•	the ability of ARP to raise funds through its investment partnerships or through access to capital markets;
•

the ability to obtain adequate water to conduct drilling and production operations, and to dispose of the water used in and generated by these operations, at a reasonable cost and within applicable environmental rules;

•	the effects of unexpected operational events and drilling conditions, and other risks associated with drilling operations;
•	access to sufficient amounts of carbon dioxide for tertiary recovery operations;
•	impact fees and severance taxes;
•	changes and potential changes in the regulatory and enforcement environment in the areas in which we, ARP and AGP conduct business;
•	the effects of intense competition in the natural gas and oil industry;
•	general market, labor and economic conditions and related uncertainties;
•	the ability to retain certain key customers;
•	dependence on the gathering and transportation facilities of third parties;
•	the availability of drilling rigs, equipment and crews;
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

•	expirations of undeveloped leasehold acreage;
•	uncertainty regarding operating expenses, general and administrative expenses and exploration and development costs;
•	exposure to financial and other liabilities of the managing general partners of the investment partnerships;
•

the ability to comply with, and the potential costs of compliance with, new and existing federal, state, local and other laws and regulations applicable to our, ARP’s and AGP’s business and operations;

•	restrictions on hydraulic fracturing;

•	ability to integrate operations and personnel from acquired businesses;

•	exposure to new and existing litigations;
•	the potential failure to retain certain key employees and skilled workers;
•	development of alternative energy resources; and
•	the effects of a cyber event or terrorist attack.

The foregoing list is not exclusive. Other factors that could cause actual results to differ from those implied by the forward-looking statements in this document are more fully described in “Item 1A: Risk Factors” of this annual report. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this document speak only as of the date on which the statements were made. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments except as required by law.

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

We, as the registrant, have provided our financial position and results of operations, including the assets and liabilities and related results of operations transferred to us, by our former parent, Atlas Energy, L.P. in our combined consolidated financial statements.

As of December 31, 2015, our operations primarily consisted of our ownership interests in the following:

•

100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest (consisting of 20,962,485 common and 3,749,986 preferred limited partner units) in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and NGLs, with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities;

•

80.0% general partner interest and a 2.1% limited partner interest in Atlas Growth Partners, L.P., a partnership that currently conducts natural gas and oil operations in the mid-continent region of the United States (“AGP”); and a

•

15.9% general partner interest and 12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”) its general partner, which incubate new MLPs and invest in existing MLPs.

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

Our ownership in ARP consists of the following:

•

all of the outstanding Class A units, representing 2,161,445 units at December 31, 2015, which entitles us to receive 2% of the cash distributed by ARP without any obligation to make further capital contributions to ARP;

•

all of the incentive distribution rights in ARP, which entitles us to receive increasing percentages, up to a maximum of 48%, of any cash distributed by ARP as it reaches certain target distribution levels in excess of $0.46 per ARP common unit in any quarter; and

•	an approximate 23.3% limited partner ownership interest (20,962,485 common units and 3,749,986 preferred limited partner units) in ARP at December 31, 2015.

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

ARP’s primary business objective is to generate growing yet stable cash flows through the development and acquisition of mature, long-lived natural gas, oil and natural gas liquids properties. As of December 31, 2015, ARP’s estimated proved reserves were 921 Bcfe, including reserves net to ARP’s equity interest in its Drilling Partnerships. Of ARP’s estimated proved reserves, approximately 82% were proved developed and approximately 66% were natural gas. For the year ended December 31, 2015, ARP’s average daily net production was approximately 266.4 MMcfe. At December 31, 2015, ARP owned production positions in the following areas:

•

ARP’s Barnett Shale and Marble Falls play in the Fort Worth Basin in northern Texas where it has ownership interests in approximately 736 proved developed wells and 10 proved undeveloped locations totaling 139 Bcfe of total proved reserves with average daily production of 60.6 MMcfe for the year ended December 31, 2015;

•

ARP’s coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama, the Central Appalachian Basin in southern West Virginia and southwestern Virginia, as well as the Cedar Bluff area of West Virginia and Virginia, where ARP established a position following its acquisition of assets from GeoMet Inc. in May 2014, and the Arkoma Basin in eastern Oklahoma, where ARP established a position following the Arkoma Acquisition (see “Arkoma Acquisition”), where it has ownership interests in approximately 3,646 proved developed wells and 18 proved undeveloped locations totaling 378 Bcfe of total proved reserves with average daily production of 129.5 MMcfe for the year ended December 31, 2015;

•

ARP’s Appalachia Basin where it has ownership interests in approximately 8,620 wells, including approximately 271 wells in the Marcellus Shale, and 90 Bcfe of total proved reserves with average daily production of 34.1 MMcfe for the year ended December 31, 2015;

•

ARP’s Eagle Ford Shale in southern Texas where it has ownership interests in approximately 27 proved developed wells and 72 proved undeveloped locations in the Eagle Ford Shale totaling 115 Bcfe of total proved reserves with average daily production of 9.4 MMcfe for the year ended December 31, 2015;

•

ARP’s Rangely field in northwest Colorado where it has non-operated ownership interests in approximately 400 wells in the Rangely field and 170 Bcfe of total proved reserves with average daily production of 15.8 MMcfe for the year ended December 31, 2015;

•

ARP’s Mississippi Lime and Hunton plays in northwestern Oklahoma where ARP has ownership interests in approximately 108 proved developed wells and 18 Bcfe of total proved reserves with average daily production of 12.3 MMcfe for the year ended December 31, 2015; and

•

ARP’s other operating areas, including the Chattanooga Shale in northeastern Tennessee, the New Albany Shale in southwestern Indiana and the Niobrara Shale in northeastern Colorado in which ARP has an aggregate 11 Bcfe of total proved reserves with average daily production of 4.8 MMcfe for the year ended December 31, 2015.

ARP seeks to create substantial value by executing a strategy of acquiring properties with stable, long-life production, relatively predictable decline curves and lower risk development opportunities. Over the three years ended December 31, 2015, ARP has acquired significant net proved reserves and production through the following transactions:

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

•

Rangely Acquisition—On June 30, 2014, ARP completed the acquisition of a 25% non-operated net working interest in oil and NGL producing assets, representing approximately 47 MMBoe of reserves for $408.9 million in cash with an effective date of April 1, 2014 (the “Rangely Acquisition”). The assets are located in the Rangely field in northwest Colorado. The acquired assets are expected to provide ARP with a stable, high margin cash flow stream with a low-decline profile (average 3-4% annual decline rate over the past 15 years). The asset position is a tertiary oil recovery project using CO2 flood activity, and the production mix is 90% oil, with the remainder coming from NGLs. Chevron Corporation (NYSE: CVX; “Chevron”) will continue as operator of the assets.

•

Eagle Ford Acquisition—On November 5, 2014, ARP and AGP completed the acquisition of interests in oil and natural gas assets in the Eagle Ford Shale in South Central Atascosa County, Texas, including 4,000 operated gross acres and net reserves of 12 MMBoe as of July 1, 2014 (the “Eagle Ford Acquisition”). The purchase price was $342.0 million, ARP’s initial share of the aggregate purchase price was $206.5 million and AGP’s share was $135.5 million. The Eagle Ford Acquisition had an effective date of July 1, 2014. On July 8, 2015, AGP sold to ARP, for a purchase price of $1.4 million, AGP’s interest in a portion of the acreage it acquired in the Eagle Ford Acquisition. On September 21, 2015, ARP and AGP, in accordance with the terms of the Eagle Ford shared acquisition and operating agreement, agreed that ARP would fund AGP’s remaining two deferred purchase price installments of $16.2 million and $20.1 million to be paid on September 30, 2015 and December 31, 2015, respectively. In conjunction with this agreement, AGP assigned ARP a portion of its non-operating Eagle Ford assets that had an allocated value (as such value was agreed upon by the sellers and the buyers in connection with the Eagle Ford Acquisition) equal to both installments to be paid by ARP. The transaction was approved by ARP’s and AGP’s respective conflicts committees.  As a result, ARP’s final share of the aggregate purchase price was $242.8 million and AGP’s share was $99.2 million.

•

Arkoma Acquisition—On June 5, 2015, ARP completed the acquisition of our coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma for approximately $31.5 million, net of purchase price adjustments (the “Arkoma Acquisition”).

Atlas Growth Overview

During the year ended December 31, 2013, Atlas Energy formed a new subsidiary partnership to conduct natural gas and oil operations initially in the mid-continent region of the United States, specifically in the Marble Falls formation in the Fort Worth Basin and the Mississippi Lime area of the Anadarko Basin in Oklahoma.

AGP’s primary business objective is to generate growing yet stable cash flows through the development and acquisition of mature, long-lived natural gas, oil and natural gas liquids properties. As of December 31, 2015, AGP’s estimated proved reserves were 53.5 Bcfe. Of the estimated proved reserves, approximately 22% were proved developed and approximately 87% were oil. For the year ended December 31, 2015, AGP’s average daily net production was approximately 5.0 MMcfe. Through December 31, 2015, AGP owned production positions in the following areas:

•

Marble Falls play in the Fort Worth Basin in northern Texas where AGP has ownership interests in approximately 13 wells and 0.1 Bcfe of total proved reserves with average daily production of 0.9 MMcfe for the year ended December 31, 2015;

•

the Eagle Ford Shale in southern Texas where AGP has ownership interests in approximately 10 wells in the Eagle Ford Shale and 53.2 Bcfe of total proved reserves with average daily production of 4.1 MMcfe for the year ended December 31, 2015; and

•

the Mississippi Lime play in northwestern Oklahoma where AGP has ownership interests in approximately 2 wells and 0.2 Bcfe of total proved reserves with average daily production of 0.1 MMcfe for the year ended December 31, 2015;

At December 31, 2015, after giving effect to the Separation, we owned a 2.1% limited partner interest in AGP and 80.0% of its outstanding general partner Class A units, which are entitled to receive 2% of the cash distributed without any obligation to make further capital contributions.

Lightfoot Overview

Lightfoot is a private investment vehicle that focuses on investing directly in master limited partnership-qualifying businesses and assets. Lightfoot investors include affiliates of, and funds under management by, GE EFS, us, BlackRock Investment Management, LLC, Magnetar Financial LLC, CorEnergy Infrastructure Trust, Inc. and Triangle Peak Partners Private Equity, LP. As of December 31, 2015, we own an approximate 15.9% interest in Lightfoot’s general partner and a 12.0% interest in Lightfoot’s limited partner.

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

On November 6, 2013, ARCX, a master limited partnership owned and controlled by Lightfoot Capital Partners, L.P., began trading publicly on the NYSE. ARCX is focused on the terminalling, storage, throughput and transloading of crude oil and petroleum products in the East Coast, Gulf Coast and Midwest regions of the United States. ARCX’s cash flows are primarily fee-based under multi-year contracts. Lightfoot has a significant interest in ARCX through its ownership of a 27.1% limited partner interest, Lightfoot Capital Partners, G.P., the general partner, and all of Lightfoot’s incentive distribution rights. Lightfoot intends to utilize ARCX to facilitate future organic expansions and acquisitions for its energy logistics business.

Direct Natural Gas and Oil Production Overview

On July 31, 2013, Atlas Energy completed the acquisition of certain natural gas and oil producing assets in the Arkoma Basin from EP Energy for approximately $64.5 million, net of purchase price adjustments (the “Arkoma Acquisition”).  On June 5, 2015, ARP completed the acquisition of these assets for approximately $31.5 million, net of purchase price adjustments.

Our operations include three reportable operating segments: ARP, AGP and Corporate and other (see “Item 8: Financial Statements and Supplementary Data – Note 15”).

SUBSEQUENT EVENTS

First Lien Credit Agreement Amendment. On March 30, 2016, we and New Atlas Holdings, LLC (the “Borrower”) and Atlas Lightfoot, LLC, entered into a third amendment (the “Third Amendment”) to that certain Credit Agreement with Riverstone Credit Partners, L.P., as administrative agent (“Riverstone”), and the lenders (the “Lenders”) from time to time party thereto (the “First Lien Credit Agreement”).

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement (defined below), with $35 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively. In connection with the execution of the Third Amendment, the Borrower made a prepayment of approximately $4.8 million of the outstanding principal and interest. The Third Amendment amended the First Lien Credit Agreement to, among other things:

•	provide the ability for us and the Borrower to enter into the new Second Lien Credit Agreement;
•

shorten the maturity date of the First Lien Credit Agreement to September 30, 2017, subject to an optional extension to September 30, 2018 by the Borrower, assuming certain conditions are met, including a First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) of not more than 6:00 to 1:00 and a 5% extension fee;

•	modify the applicable cash interest rate margin for ABR Loans and Eurodollar Loans to 0.50% and 1.50%, respectively, and add a pay-in-kind interest payment of 11% of the principal balance per annum;
•

allow the Borrower to make mandatory pre-payments under the First Lien Credit Agreement or the new Second Lien Credit Agreement, in its discretion, and add additional mandatory pre-payment events, including a monthly cash sweep for balances in excess of $4 million;

•	provide that the First Lien Credit Agreement may be prepaid without premium;
•

replace the existing financial covenants with (i) the requirement that we maintain a minimum of $2 million in EBITDA on a trailing twelve-month basis, beginning with the quarter ending June 30, 2016, and (ii) the incorporation into the First Lien Credit Agreement of the financial covenants included in ARP’s credit agreement, beginning with the quarter ending June 30, 2016;

•	prohibit the payment of cash distributions on our common and preferred units;
•	require the receipt of quarterly distributions from AGP and Lightfoot; and
•	add a cross-default provision for defaults by ARP.

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement.

The Second Lien Credit Agreement matures on March 30, 2019, subject to an optional extension (the “Extension Option”) to March 30, 2020, assuming certain conditions are met, including a Total Leverage Ratio (as defined in the Second Lien Credit Agreement) of not more than 6:00 to 1:00 and a 5% extension fee. Borrowings under the Second Lien Credit Agreement are secured on a second priority basis by security interests in the same collateral that secures borrowings under the First Lien Credit Agreement.

Borrowings under the Second Lien Credit Agreement bear interest at a rate of 30%, payable in-kind through an increase in the outstanding principal. If the First Lien Credit Agreement is repaid in full prior to March 30, 2018, the rate will be reduced to 20%. If the Extension Option is exercised, the rate will again be increased to 30%. If our market capitalization is greater than $75 million, we can issue common units in lieu of increasing the principal to satisfy the interest obligation.

The Borrower may prepay the borrowings under the Second Lien Credit Agreement without premium at any time. The Second Lien Credit Agreement includes the same mandatory prepayment events as the First Lien Credit Agreement, subject to the Borrower’s discretion to prepay either the First Lien Credit Agreement or the Second Lien Credit Agreement.

The Second Lien Credit Agreement contains the same negative and affirmative covenants and events of default as the First Lien Credit Agreement, including customary covenants that limit the Borrower’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. In addition, the Second Lien Credit Agreement requires that we maintain an Asset Coverage Ratio (as defined in the Second Lien Credit Agreement) of not less than 2.00 to 1.00 as of September 30, 2017 and each fiscal quarter ending thereafter.

In connection with the Second Lien Credit Agreement, we agreed to issue within 30 days to the Lenders, warrants (the “Warrants”) to purchase up to 15% of our outstanding common units representing limited partner interests at an exercise price of $0.20 per unit. The Warrants will be subject to customary anti-dilution provisions. We also agreed to enter into a registration rights agreement pursuant to which we will agree to register the offer and resale of the common units underlying the Warrants on terms and conditions acceptable to the Lenders.

Cash Distributions. On January 28, 2016, we declared a monthly cash distribution of $0.3 million for the month ended December 31, 2015 related to our Series A convertible preferred units (“Series A Preferred Units”). The distribution was paid on February 12, 2016 to unitholders of record at the close of business on February 8, 2016.

On March 8, 2016, we declared a monthly cash distribution of $0.3 million for the month ended January 31, 2016 related to our Series A Preferred Units. The distribution was paid on March 16, 2016 to unitholders of record at the close of business on March 9, 2016.

NYSE Compliance. On January 7, 2016, we were notified by the NYSE that we were not in compliance with NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual, because the average closing price of our common units had been less than $1.00 for 30 consecutive trading days.  We also were notified by the NYSE on December 23, 2015, that we were not in compliance with the NYSE’s continued listing criteria under Section 802.01B of the NYSE Listed Company Manual, because our average market capitalization had been less than $50 million for 30 consecutive trading days and our stockholders’ equity had been less than $50 million. On March 18, 2016, we were notified by the NYSE that it determined to commence proceedings to delist our common units from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million. The NYSE also suspended the trading of our common units at the close of trading on March 18, 2016. Our common units began trading on the OTCQX on Monday, March 21, 2016 under the ticker symbol: ATLS.

Atlas Resource Partners

Senior Notes Repurchase. In January and February 2016, ARP executed transactions to repurchase portions of its senior unsecured notes.  Through the end of February 2016, ARP has repurchased approximately $20.3 million of its 7.75% Senior Notes due 2021 and approximately $12.1 million of its 9.25% Senior Notes due 2021 for approximately $5.5 million.  As a result of these transactions, ARP will recognize approximately $25.9 million as gain on early extinguishment of debt in the first quarter of 2016.

Cash Distributions. On January 28, 2016, ARP declared a monthly distribution of $0.0125 per common unit for the month of December 31, 2015. The $2.0 million distribution, including approximately $39,000 and $0.6 million to us as the general partner and as holder of common units and Class C preferred limited units, respectively, was paid on February 12, 2016 to unitholders of record at the close of business on February 8, 2016.

On February 24, 2016, ARP declared a monthly distribution of $0.0125 per common unit for the month of January 31, 2016. The $2.0 million distribution, including approximately $39,000 and $0.6 million to us as the general partner and as holder of common units and Class C preferred limited units, respectively, was paid on March 16, 2016 to unitholders of record at the close of business on March 9, 2016.

On March 29, 2016, ARP declared a monthly distribution of $0.0125 per common unit for the month of February 29, 2016. The $2.0 million distribution, including approximately $39,000 and $0.6 million to us as the general partner and as holder of common units and Class C preferred limited units, respectively, will be paid on April 14, 2016 to unitholders of record at the close of business on April 8, 2016.

On January 15, 2016, ARP paid a quarterly distribution of $0.5390625 per Class D cumulative redeemable perpetual preferred unit (“Class D ARP Preferred Unit”), or $2.2 million, for the period from October 15, 2015 through January 14, 2016, to Class D Preferred Unitholders of record as of January 4, 2016.

On January 15, 2016, ARP paid a quarterly distribution of $0.671875 per Class E cumulative redeemable perpetual preferred unit (“Class E ARP Preferred Unit”), or $0.2 million, for the period from October 15, 2015 through January 14, 2016, to Class E Preferred Unitholders of record as of January 4, 2016.

On March 22, 2016, ARP declared a quarterly distribution of $0.5390625 per Class D ARP Preferred Unit, or $2.2 million, for the period from January 15, 2016 through April 14, 2016, which will be paid on April 15, 2016, to Class D Preferred Unitholders of record as of April 1, 2016.

On March 22, 2016, ARP declared a quarterly distribution of $0.671875 per Class E ARP Preferred Unit, or $0.2 million, for the period from January 15, 2016 through April 14, 2016, which will be paid on April 15, 2016, to Class E Preferred Unitholders of record as of April 1, 2016.

NYSE Compliance. On January 12, 2016, ARP was notified by the NYSE that it was not in compliance with NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual, because the average closing price of its common units had been less than $1.00 for 30 consecutive trading days.  ARP is working to remedy this situation in a timely manner as set forth in the applicable NYSE rules in order to maintain its listing on the NYSE.

Atlas Growth

On February 5, 2016, AGP declared a quarterly distribution of $0.1750 per common unit for the quarter ended December 31, 2015. The aggregate $4.2 million distribution, including $0.1 million to us as the general partner, was paid on February 12, 2016 to unitholders of record at the close of business on December 31, 2015.

Gas and Oil Production

Our consolidated gas and oil production operations consist of various shale plays in the United States, both through ARP and through AGP. Our direct gas and oil production results from wells drilled in the Eagle Ford Shale, Mississippi Lime and Marble Falls plays by AGP. As of December 31, 2015, we own a 2.1% limited partner interest in AGP and 80.0% of its outstanding general partner Class A units, which are entitled to receive 2.0% of the cash distributed without any obligation to make further capital contributions.

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

Production Volumes

The following table presents ARP’s and AGP’s total net gas, oil and NGL production volumes and production per day during the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Production per day:(1)(2)
Atlas Resource:
Natural gas (Mcfd)	216,613	238,054	163,971
Oil (Bpd)	5,139	3,436	1,329
NGLs (Bpd)	3,155	3,802	3,473
Total (Mcfed)	266,374	281,486	192,786
Atlas Growth:
Natural gas (Mcfd)	557	691	21
Oil (Bpd)	667	117	7
NGLs (Bpd)	81	88	3
Total (Mcfed)	5,047	1,920	79
Total production per day:
Natural gas (Mcfd)	217,170	238,745	163,992
Oil (Bpd)	5,806	3,553	1,336
NGLs (Bpd)	3,236	3,891	3,476
Total (Mcfed)	271,421	283,406	192,866

(1)

Production quantities consist of the sum of (i) the proportionate share of production from wells in which AGP and ARP have a direct interest, based on the proportionate net revenue interest in such wells, and (ii) ARP’s proportionate share of production from wells owned by the Drilling Partnerships in which it has an interest, based on ARP’s equity interest in each such Drilling Partnership and based on each Drilling Partnership’s proportionate net revenue interest in these wells.

(2)

“MMcf” represents million cubic feet; “MMcfe” represents million cubic feet equivalents; “Mcfd” represents thousand cubic feet per day; “Mcfed” represents thousand cubic feet equivalents per day; and “Bbls” and “Bpd” represent barrels and barrels per day. Barrels are converted to Mcfe using the ratio of approximately 6 Mcf to one barrel.

Production Revenues, Prices and Costs

Our subsidiaries’ production revenues and estimated gas, oil and natural gas liquids reserves are substantially dependent on prevailing market prices for natural gas and oil prices. The following table presents our production revenues and average sales prices for our natural gas, oil and natural gas liquids production for the years ended December 31, 2015, 2014, and 2013, along with our average production costs, taxes, and transportation and compression costs in each of the reported periods:

	Years Ended December 31,
	2015	2014	2013
Atlas Resource
Production revenues (in thousands):
Natural gas revenue	$217,236	$318,920	$193,050
Oil revenue	122,273	110,070	44,160
Natural gas liquids revenue	17,490	41,061	36,394
Total revenues	$356,999	$470,051	$273,604
Atlas Growth
Production revenues (in thousands):
Natural gas revenue	$518	$1,009	$28
Oil revenue	10,959	3,770	241
Natural gas liquids revenue	369	928	33
Total revenues	$11,846	$5,707	$302
Total
Production revenues (in thousands):
Natural gas revenue	$217,754	$319,929	$193,078
Oil revenue	133,232	113,840	44,401
Natural gas liquids revenue	17,859	41,989	36,427
Total revenues	$368,845	$475,758	$273,906
Average sales price:(1)
Atlas Resource
Natural gas (per Mcf):
Total realized price, after hedge(2)(3)	$3.41	$3.76	$3.48
Total realized price, before hedge(2)	$2.23	$3.93	$3.25
Oil (per Bbl):
Total realized price, after hedge(3)	$84.30	$87.76	$91.01
Total realized price, before hedge	$44.19	$82.22	$95.88
NGLs (per Bbl):
Total realized price, after hedge(3)	$22.40	$29.59	$28.71
Total realized price, before hedge	$12.77	$29.39	$29.43
Atlas Growth
Natural gas (per Mcf):
Total realized price, after hedge(2)(3)	$2.55	$4.00	$3.63
Total realized price, before hedge(2)	$2.55	$4.00	$3.63
Oil (per Bbl):
Total realized price, after hedge(3)	$46.83	$88.61	$93.16
Total realized price, before hedge	$44.98	$88.61	$93.16
NGLs (per Bbl):
Total realized price, after hedge(3)	$12.51	$28.80	$34.88
Total realized price, before hedge	$12.51	$28.80	$34.88
Production costs (per Mcfe):(1)
Atlas Resource
Lease operating expenses(4)	$1.34	$1.27	$1.08
Production taxes	0.19	0.27	0.18
Transportation and compression	0.24	0.25	0.25
Total	$1.76	$1.80	$1.50
Atlas Growth
Lease operating expenses	$0.83	$2.47	$2.32
Production taxes	0.31	0.48	0.45
Transportation and compression	0.07	—	—
Total	$1.21	$2.95	$2.77
Total
Lease operating expenses(4)	$1.33	$1.28	$1.08
Production taxes	0.19	0.27	0.18
Transportation and compression	0.23	0.25	0.25
Total	$1.75	$1.81	$1.50

(1)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.

(2)

Excludes the impact of subordination of ARP’s production revenue to investor partners within ARP’s Drilling Partnerships. Including the effect of this subordination, the average realized gas sales prices were $3.36 per Mcf ($2.19 per Mcf before the effects of financial hedging), $3.67 per Mcf ($3.84 per Mcf before the effects of financial hedging), and $3.23 per Mcf ($3.00 per Mcf before the effects of financial hedging) for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)

Includes the impact of $0.5 million of cash settlements for the year ended December 31, 2015, on AGP’s oil derivative contracts which were entered into subsequent to the Company’s decision to discontinue hedge accounting beginning on January 1, 2015. Includes the impact of cash settlements on ARP’s commodity derivative contracts not previously included within accumulated other comprehensive income following our decision to de-designate hedges beginning on January 1, 2015, consisting of $48.6 million associated with natural gas derivative contracts, $35.8 million associated with crude oil derivative contracts, and $8.3 million associated with natural gas liquids derivative contracts for the year ended December 31, 2015 (see “Item 8. Financial Statements – Note 8”).

(4)

Excludes the effects of our proportionate share of lease operating expenses associated with subordination of ARP’s total production revenue to investor partners within its Drilling Partnerships. Including the effects of these costs, ARP’s total lease operating expenses per Mcfe were $1.32 per Mcfe ($1.74 per Mcfe for total production costs), $1.25 per Mcfe ($1.77 per Mcfe for total production costs), and $1.00 per Mcfe ($1.42 per Mcfe for total production costs) for the years ended December 31, 2015, 2014 and 2013, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.31 per Mcfe ($1.73 per Mcfe for total production costs), $1.26 per Mcfe ($1.78 per Mcfe for total production costs), and $1.00 per Mcfe ($1.42 per Mcfe for total production costs) for the years ended December 31, 2015, 2014 and 2013, respectively.

Drilling Activity

The number of wells ARP and AGP drill will vary depending on, among other things, the amount of money they have available and the money raised by ARP through Drilling Partnerships, the cost of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. The following table sets forth information with respect to the number of wells ARP and AGP drilled, both gross and for ARP’s and AGP’s interest, during the periods indicated.

	Years Ended December 31,
	2015(4)	2014(4)	2013(4)
Atlas Resource Partners:
Gross wells drilled	28	129	103
Net wells drilled(1)	17	67	66
Gross wells turned in line(3)	36	119	117
Net wells turned in line(1) (3)	15	64	80

Atlas Growth:
Gross wells drilled	—	13	2
Net wells drilled(2)	—	11	2
Gross wells turned in line(3)	6	15	2
Net wells turned in line(2) (3)	6	13	2

(1)

Includes (i) ARP’s percentage interest in the wells in which it has a direct ownership interest and (ii) ARP’s percentage interest in the wells based on its percentage ownership in its Drilling Partnerships.

(2)	Includes AGP’s percentage interest in the wells in which it has a direct ownership interest.
(3)	Wells turned in line refers to wells that have been drilled, completed, and connected to a gathering system.
(4)

Neither ARP nor AGP drilled any exploratory wells during the years ended December 31, 2015, 2014 and 2013; neither ARP nor AGP had any gross or net dry wells within their operating areas during the years ended December 31, 2015, 2014 and 2013.

Neither ARP nor AGP operate any of the rigs or related equipment used in their respective drilling operations, relying instead on specialized subcontractors or joint venture partners for all drilling and completion work. This enables ARP and AGP to streamline operations and conserve capital for investments in new wells, infrastructure and property acquisitions, while generally retaining control over all geological, drilling, engineering and operating decisions. ARP and AGP perform regular inspection, testing and monitoring functions on each of our Drilling Partnerships and its operated wells.

As of December 31, 2015, ARP and AGP had the following ongoing drilling activities:

	Gross			Net
Atlas Growth:	Spud	Total Depth	Completed	Spud	Total Depth	Completed
Eagle Ford Horizontal	—	—	2	—	—	2

	Gross			Net
Atlas Resource:	Spud	Total Depth	Completed	Spud	Total Depth	Completed
Eagle Ford – Horizontal	2	8	—	1	1	—

Commodity Risk Management

AGP and ARP seek to provide greater stability in their cash flows through the use of financial hedges for their natural gas, oil and NGLs production. The financial hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures and options contracts with qualified counterparties. Financial hedges are contracts between AGP or ARP and counterparties and do not require physical delivery of hydrocarbons. Financial hedges allow AGP and ARP to mitigate hydrocarbon price risk, and cash is settled to the extent there is a price difference between the hedge price and the actual NYMEX settlement price. Settlement typically occurs on a monthly basis, at the time in the future dictated within the hedge contract. Financial hedges executed in accordance with AGP’s and ARP’s secured credit facilities do not require cash margin and are secured by AGP and ARP’s natural gas and oil properties. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, AGP and ARP have a management committee to assure that all financial trading is done in compliance with AGP’s and ARP’s hedging policies and procedures. AGP and ARP do not intend to contract for positions that AGP and ARP cannot offset with anticipated production.

Contractual Revenue Arrangements

Natural Gas and Oil Production

Natural Gas. ARP and AGP market the majority of their natural gas production to gas marketers directly or to third party plant operators who process and market our subsidiaries’ gas. The sales price of natural gas produced is a function of the market in the area and typically tied to a regional index. The production area and pricing indices for the majority of our subsidiaries’ production areas are as follows:

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

ARP and AGP attempt to sell the majority of natural gas produced at monthly, fixed index prices and a smaller portion at index daily prices.

Crude Oil. Crude oil produced from ARP’s and AGP’s wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. The crude oil is typically sold at the prevailing spot market price for each region, less appropriate trucking/pipeline charges. The oil and natural gas liquids production of ARP’s Rangely assets flows into a common carrier pipeline and is sold at prevailing market prices, less applicable transportation and oil quality differentials. ARP and AGP do not have delivery commitments for fixed and determinable quantities of crude oil in any future periods under existing contracts or agreements.

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

For the year ended December 31, 2015, Tenaska Marketing Ventures, Chevron, Enterprise, and Interconn Resources LLC accounted for approximately 21%, 15%, 11% and 11% of ARP’s natural gas, oil and NGL production revenues, respectively, with no other single customer accounting for more than 10% for this period. For the year ended December 31, 2015, Enterprise Crude Oil LLC, Shell Trading Company and Midcoast Energy Partners L.P. accounted for approximately 59%, 28% and 12% of AGP’s natural gas, oil and NGL production revenues, respectively, with no other single customer accounting for more than 10% for this period.

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

Competition

The energy industry is intensely competitive in all of its aspects. AGP and ARP operate in a highly competitive environment for acquiring properties and other energy companies, attracting capital for ARP’s Drilling Partnerships, contracting for drilling equipment and securing trained personnel. AGP and ARP also compete with the exploration and production divisions of public utility companies for mineral property acquisitions. Competition is intense for the acquisition of leases considered favorable for the development of hydrocarbons in commercial quantities. ARP’s and AGP’s competitors may be able to pay more for hydrocarbon properties and to evaluate, bid for and purchase a greater number of properties than our, ARP’s, and AGP’s financial or personnel resources permit. Furthermore, competition arises not only from numerous domestic and foreign sources of hydrocarbons but also from other industries that supply alternative sources of energy. Product availability and price are the principal means of competition in selling natural gas, crude oil, and NGLs.

Many of ARP’s and AGP’s competitors possess greater financial and other resources which may enable them to identify and acquire desirable properties and market their hydrocarbon production more effectively than our subsidiaries do. Moreover, ARP also competes with a number of other companies that offer interests in Drilling Partnerships. As a result, competition for investment capital to fund Drilling Partnerships is intense.

Market

The availability of a ready market for natural gas and oil, and the price obtained, depends upon numerous factors beyond our control, as described in “Item 1A: Risk Factors—Risks Relating to Our Business.” Product availability and price are the principal means of competition in selling natural gas, oil and NGLs.

Seasonal Nature of Business

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. In addition, seasonal weather conditions and lease stipulations can limit ARP’s and AGP’s drilling and producing activities and other operations in certain areas. These seasonal anomalies may pose challenges for meeting well construction objectives and increase competition for equipment, supplies and personnel, which could lead to shortages and increase costs or delay operations. ARP has in the past drilled a greater number of wells during the winter months, because it typically received the majority of funds from Drilling Partnerships during the fourth calendar quarter.

Environmental Matters and Regulation

ARP’s and AGP’s operations relating to drilling and waste disposal are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As operators within the complex natural gas and oil industry, we, ARP and AGP must comply with laws and regulations at the federal, state and local levels. These laws and regulations can restrict or affect our business activities in many ways, such as by:

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

Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where pollutants or wastes have been disposed or otherwise released. Neighboring landowners and other third parties can file claims for personal injury or property damage allegedly caused by noise and/or the release of pollutants or wastes into the environment. These laws, rules and regulations may also restrict the rate of natural gas and oil production below the rate that would otherwise be possible. The regulatory burden on the natural gas and oil industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently enact new, and revise existing, environmental laws and regulations, and any new laws or changes to existing laws that result in more stringent and costly waste handling, disposal and clean-up requirements for the natural gas and oil industry could have a significant impact on ARP’s and AGP’s operating costs.

We believe that ARP’s and AGP’s operations are in substantial compliance with applicable environmental laws and regulations, and compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our or their business, financial position or results of operations. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, we cannot assure future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

Environmental laws and regulations that could have a material impact on ARP’s and AGP’s operations include the following:

National Environmental Policy Act. Natural gas and oil exploration and production activities on federal lands are subject to the National Environmental Policy Act, or “NEPA.” NEPA requires federal agencies, including the Department of Interior, to evaluate major federal agency actions having the potential to significantly affect the environment. In the course of such evaluations, an agency will typically require an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that will be made available for public review and comment. All of ARP’s and AGP’s proposed exploration and production activities on federal lands, if any, require governmental permits, many of which are subject to the requirements of NEPA. This process has the potential to delay the development of natural gas and oil projects.

Waste Handling. The Solid Waste Disposal Act, including RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. Under the auspices of the United States Environmental Protection Agency (the “EPA”), individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of crude oil and natural gas constitute “solid wastes,” which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that USEPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as solid waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.

We believe that ARP’s and AGP’s operations are currently in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent that they are required under such laws and regulations. Although we do not believe the current costs of managing wastes to be significant, any more stringent regulation of natural gas and oil exploitation and production wastes could increase the costs to manage and dispose of such wastes.

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered under the statute to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

ARP’s and AGP’s operations are, in many cases, conducted at properties that have been used for natural gas and oil exploitation and production for many years. Although we believe that ARP and AGP utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or hydrocarbons may have been released on or under the properties owned or leased by us or on or under other locations, including off-site locations, where such substances have been taken for disposal. There may be evidence that petroleum spills or releases have occurred at some of the properties owned or leased by us. However, none of these spills or releases appears to be material to ARP’s and AGP’s financial condition and we believe all of them have been or will be appropriately remediated. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or hydrocarbons was not under our control. These properties, and the substances disposed or released on them, may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, the federal regulations that implement the Clean Water Act, and analogous state laws and regulations impose restrictions and strict controls on the discharge of pollutants, including produced waters and other natural gas and oil wastes, into navigable waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by USEPA or the relevant state. These permits may require pretreatment of produced waters before discharge. Compliance with such permits and requirements may be costly. Further, much of ARP’s and AGP’s natural gas extraction activity utilizes a process called hydraulic fracturing, which results in water discharges that must be treated and disposed of in accordance with applicable regulatory requirements.

On April 21, 2014, the U.S. Army Corps of Engineers (“USACE”) and the EPA proposed a rule that would define ‘Waters of the United States’ (“WOTUS”), i.e., the scope of waters protected under the Clean Water Act, in light of several U.S. Supreme Court opinions (U.S. v. Riverside Bayview, Rapanos v. United States, and Solid Waste Agency of Northern Cook County v. U.S. Army Corps of Engineers). The public comment period concluded on November 14, 2014 and the EPA received hundreds of thousands of comments on the proposed rule. On May 27, 2015, the EPA and USACE announced the final rule redefining the extent of the agencies’ jurisdiction over WOTUS, and the final rule was published in the Federal Register on June 29, 2015 with an effective date of August 28, 2015. The final rule was immediately challenged by multiple parties, including individual states, in both United States District Courts and U.S. Circuit Courts of Appeals. On October 9, 2015, the 6th Circuit Court of Appeals found that the petitioners, totaling 18 states, demonstrated a “substantial possibility of success on the merits of the claim” and issued a nationwide stay of the WOTUS final rule.  Currently, this nationwide stay is in place and the litigation in both the U.S. District and Circuit Courts is ongoing.  Additionally, there have been legislative efforts by the General Assembly to nullify the rule, specifically a joint resolution of Congress passed under authority of the Congressional Review Act that was vetoed by President Obama on January 19, 2016. As drafted, the final rule is broader in scope then the current rule, and will increase the costs of compliance and result in additional permitting requirements for some of our existing or future facilities.

The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. The Clean Water Act also requires specified facilities to maintain and implement spill prevention, control and countermeasure plans and to take measures to minimize the risks of petroleum spills. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for failure to obtain or non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. We believe that ARP’s and AGP’s operations are in substantial compliance with the requirements of the Clean Water Act.

Air Emissions. ARP’s and AGP’s operations are subject to the federal Clean Air Act, as amended, the federal regulations that implement the Clean Air Act, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including drilling sites, processing plants, certain storage vessels and compressor stations, and also impose various monitoring and reporting requirements. These laws and regulations also apply to entities that use natural gas as fuel, and may increase the costs of customer compliance to the point where demand for natural gas is affected. Such laws and regulations may require obtaining pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions. Air permits contain various emissions and operational limitations, and may require specific emission control technologies to limit emissions. Various air quality regulations are periodically reviewed by the EPA and are amended as deemed necessary. The EPA may also issue new regulations based on changing environmental concerns.

Recent revisions to federal Clean Air Act rules impose additional emissions control requirements and practices on ARP’s or AGP’s operations. Some of our new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new or revised requirements. These regulations may increase the costs of compliance for some facilities. ARP’s and AGP’s failure to comply with these requirements could subject each of us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We believe that ARP’s and AGP’s operations are in substantial compliance with the requirements of the Clean Air Act and comparable state laws and regulations.

While ARP and AGP will likely be required to incur certain capital expenditures in the future for air pollution control equipment to comply with applicable regulations and to obtain and maintain operating permits and approvals for air emissions, we believe that ARP’s and AGP’s operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than other similarly situated companies.

OSHA and Other Regulations. We, ARP and AGP are subject to the requirements of the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes. The OSHA hazard communication standard, USEPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in ARP’s and AGP’s operations. We believe that we are all in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

On October 22, 2015, the EPA responded to an October 24, 2012 petition to the EPA requesting that the oil and gas extraction industrial sector be added to the sectors with reporting requirements covered by Section 313 of the Emergency Planning and Community Right-to-Know Act (the Toxics Release Inventory or “TRI”).  In its response, the EPA stated that it intends to propose a rulemaking that would subject natural gas processing facilities that employ more than 10 people to annual TRI reporting, but that the

EPA will not propose that well sites, compressor stations, pipelines, and other oil and gas extraction industrial sector facilities be subject to TRI reporting.

Additionally, the White House Office of Management and Budget received OSHA’s final “Occupational Exposure to Crystalline Silica” rule on December 21, 2015.  The final rule has not been published, but is expected to follow OSHA’s proposed rule from September 12, 2013 that would impose a new exposure limit for silica and with it various new requirements.  The federal 2015 Fall Unified Agenda and Regulatory Plan lists February 2016 as the target release date for the final rulemaking.  OSHA has previously addressed respirable silica from the oil and gas industry operations back in December 2014 when it released a “Hydraulic Fracturing and Flowback Hazards Other than Respirable Silica” safety alert.  If finalized, the rule would likely result in significant costs for the oil and gas industry to comply with the new requirements.

Greenhouse Gas Regulation and Climate Change. To date, legislative and regulatory initiatives relating to greenhouse gas emissions have not had a material impact on our business. However, Congress has been actively considering climate change legislation. More directly, the EPA has begun regulating greenhouse gas emissions under the federal Clean Air Act. In response to the Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007) (holding that greenhouse gases are air pollutants covered by the Clean Air Act), the EPA made a final determination that greenhouse gases endangered public health and welfare, 74 Fed. Reg. 66,496 (Dec. 15, 2009). This finding led to the regulation of greenhouse gases under the Clean Air Act. Currently, the EPA has promulgated two final rules relating to greenhouse gases that will affect our businesses.

First, the EPA promulgated the so-called “Tailoring Rule” which established emission thresholds for greenhouse gases under the Clean Air Act permitting programs, 75 Fed. Reg. 31,514 (June 3, 2010). Both the federal preconstruction review program, known as “Prevention of Significant Deterioration” (“PSD”), and the operating permit program are now implicated by emissions of greenhouse gases. These programs, as modified by the Tailoring Rule, could require some new facilities to obtain a PSD permit depending on the size of the new facilities. In addition, existing facilities as well as new facilities that exceed the emissions thresholds could be required to obtain the requisite operating permits.

On June 23, 2014, the United States Supreme Court ruled on challenges to the Tailoring Rule in the case of Utility Air Regulatory Group v. EPA, 134 S. Ct. 2427 (2014). The Court limited the applicability of the PSD program and Tailoring Rule to only new sources or modifications that would trigger PSD for another criteria pollutant such that projects cannot trigger PSD based solely on greenhouse gas emissions. However, if PSD is triggered for another pollutant, greenhouse gases could be subject to a control technology review process. The Court’s decision also means that sources cannot trigger a federal operating permit requirement based solely on greenhouse gas emissions. Overall, the impact of the Tailoring Rule after the Court’s decision is that it is unlikely to have much, if any, impact on our operations. However, the EPA is still in the process of responding to the Court’s decision through rulemakings.

Second, the EPA finalized its Mandatory Reporting of Greenhouse Gases rule in 2009, 74 Fed. Reg. 56,260 (Oct. 2009). Subsequent revisions, additions and clarifications were promulgated, including a rule subpart specifically addressing the natural gas industry. This particular subpart was most recently revised in October 2015, 80 Fed. Reg. 64262 (Oct. 22, 2015), when the EPA finalized changes to calculation methods, monitoring and data reporting requirements, and other provisions.  Shortly thereafter, in January 2016, the EPA proposed additional revisions to the broader Greenhouse Gas Reporting for public comment.  In general, the Greenhouse Gas Reporting Rule requires certain industry sectors that emit greenhouse gases above a specified threshold to report greenhouse gas emissions to the EPA on an annual basis. The natural gas industry is covered by the rule and requires annual greenhouse gas emissions to be reported by March 31 of each year for the emissions during the preceding calendar year. This rule imposes additional obligations on us to determine whether the greenhouse gas reporting applies and if so, to calculate and report greenhouse gas emissions.

In addition to these existing rules, the Obama Administration announced in January 2015 that it was developing additional rules to curb greenhouse gas emissions from the oil and gas sector, as part of a new national strategy for reducing methane emissions from the sector by 40 – 45% from 2012 levels by the year 2025. This national methane reduction strategy targeting the oil and gas sector is related to the Obama Administration’s broader Climate Action Plan of 2013.  Multiple federal agencies, including the EPA and the U.S. Department of the Interior’s Bureau of Land Management, which we refer to as the BLM, are involved in implementing the national methane reduction strategy.

In August 2015, the EPA proposed a broad suite of regulatory measures to implement the national methane reduction strategy, as well as to reduce emissions of ozone-forming volatile organic compounds (“VOCs”) and clarify air permitting requirements for the oil and gas sector.  The proposed measures include: (1) a revised New Source Performance Standards (“NSPS”) rule for oil and natural gas production, transmission, and distribution that would expand existing requirements for sources of VOCs and establish new requirements for sources of methane; (2) draft Control Techniques Guidelines that direct states to adopt regulations for reducing VOC emissions from existing oil and gas facilities in certain ozone nonattainment areas and states in the Ozone Transport Region; (3) a

Federal Implementation Plan for certain oil and gas operations located in Indian country; and (4) a rule defining the circumstances in which oil and gas equipment and activities are to be considered part of a source that is subject to “major source” permitting requirements under the Clean Air Act.  The EPA accepted public comments on these proposals through early December 2015.  The proposals are expected to be finalized in 2016.

Consistent with the Obama Administration’s methane reduction strategy, on January 22, 2016, BLM released a proposed rule to update standards for venting, flaring, and equipment leaks from oil and gas production activities on onshore Federal and Indian leases.  BLM’s existing requirements are more than three decades old.  According to BLM, the proposed rule would ensure that operators use modern best practices to minimize waste of produced natural gas and reduce emissions of methane and VOCs.

There are also ongoing legislative and regulatory efforts to encourage the use of cleaner energy technologies. While natural gas is a fossil fuel, it is considered to be more benign, from a greenhouse gas standpoint, than other carbon-based fuels, such as coal or oil. Thus, future regulatory developments could have a positive impact on our business to the extent that they either decrease the demand for other carbon-based fuels or position natural gas as a favored fuel.

In addition to domestic regulatory developments, the United States is a participant in multi-national discussions intended to deal with the greenhouse gas issue on a global basis. To date, those discussions have not resulted in the imposition of any specific regulatory system, but such talks are continuing and may result in treaties or other multi-national agreements (e.g., the “Paris Agreement,” reached at the United Nations Conference on Climate Change in December 2015) that could have an impact on our business.

Finally, the scientific community continues to engage in a healthy debate as to the impact of greenhouse gas emissions on planetary conditions. For example, such emissions may be responsible for increasing global temperatures, and/or enhancing the frequency and severity of storms, flooding and other similar adverse weather conditions. We do not believe that these conditions are having any material current adverse impact on ARP’s and AGP’s businesses, and we are unable to predict at this time, what, if any, long-term impact such climate effects would have.

Energy Policy Act. Much of ARP’s and AGP’s natural gas extraction activity utilizes a process called hydraulic fracturing. The Energy Policy Act of 2005 amended the definition of “underground injection” in the Federal Safe Drinking Water Act of 1974, or “SDWA.” This amendment effectively excluded hydraulic fracturing for oil, gas or geothermal activities from the SDWA permitting requirements, except when “diesel fuels” are used in the hydraulic fracturing operations. Recently, this subject has received much regulatory and legislative attention at both the federal and state level and we anticipate that the permitting and compliance requirements applicable to hydraulic fracturing activity are likely to become more stringent and could have a material adverse impact on ARP’s business and operations. For instance, the EPA released its revised final guidance document on SDWA underground injection control permitting for hydraulic fracturing using diesel fuels in February 2014, along with responses to selected substantive public comments on the EPA’s previous draft guidance, a fact sheet and a memorandum to the EPA’s regional offices regarding implementation of the guidance. The process for implementing the EPA’s final guidance document may vary across states depending on the regulatory authority responsible for implementing the SDWA UIC program in each state.

The U.S. Senate and House of Representatives considered legislative bills in the 111th, 112th, and 113th Sessions of Congress that, if enacted, would have repealed the SDWA permitting exemption for hydraulic fracturing activities. Titled the “Fracturing Responsibility and Awareness of Chemicals Act,” or “Frac Act,” the legislative bills as proposed could have potentially led to significant oversight of hydraulic fracturing activities by federal and state agencies. The Frac Act was re-introduced in the current 114th Session of Congress and referred to the Committee on Environment and Public Works; if enacted into law, the legislation as proposed could potentially result in significant regulatory oversight, which may include additional permitting, monitoring, recording and recordkeeping requirements for us.

We believe ARP’s and AGP’s operations are in substantial compliance with existing SDWA requirements. However, future compliance with the SDWA could result in additional requirements and costs due to the possibility that new or amended laws, regulations or policies could be implemented or enacted in the future.

Hydrogen Sulfide. Exposure to gas containing high levels of hydrogen sulfide, referred to as sour gas, is harmful to humans and can result in death. ARP and AGP conduct its natural gas extraction activities in certain formations where hydrogen sulfide may be, or is known to be, present. ARP and AGP employ numerous safety precautions at their operations to ensure the safety of their employees. There are various federal and state environmental and safety requirements for handling sour gas, and ARP and AGP are in substantial compliance with all such requirements.

Drilling and Production. State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of natural gas and oil properties. Some states allow forced pooling or integration of tracts to facilitate exploitation while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce ARP’s or AGP’s interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas, and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil ARP or AGP can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax or impact fee with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction.

State Regulation and Taxation of Drilling. The various states regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Pennsylvania has imposed an impact fee on wells drilled into an unconventional formation, which includes the Marcellus Shale. The impact fee, which changes from year to year, is based on the average annual price of natural gas as determined by the NYMEX price, as reported by the Wall Street Journal for the last trading day of each calendar month. For example, based upon natural gas prices for 2015, the impact fee for qualifying unconventional horizontal wells spudded during 2015 was $45,300 per well, while the impact fee for unconventional vertical wells was $9,100 per well. The payment structure for the impact fee makes the fee due the year after an unconventional well is spudded, and the fee will continue for 15 years for an unconventional horizontal well and 10 years for an unconventional vertical well. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources.

States may regulate rates of production and may establish maximum limits on daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from ARP’s and AGP’s wells, the type of wells that may be drilled in the future in proximity to existing wells and to limit the number of wells or locations from which we can drill. Texas imposes a 7.5% tax on the market value of natural gas sold, 4.6% on the market value of condensate and oil produced and an oil field clean up regulatory fee of $0.000667 per Mcf of gas produced,  a regulatory tax of $.001875 per barrel and the oil field clean-up fee of $.00625 per barrel of crude. New Mexico imposes, among other taxes, a severance tax of up to 3.75% of the value of oil and gas produced, a conservation tax of up to 0.24% of the oil and gas sold, and a school emergency tax of up to 3.15% for oil and 4% for gas. Alabama imposes a production tax of up to 2% on oil or gas and a privilege tax of up to 8% on oil or gas. Oklahoma imposes a gross production tax of 7% per Bbl of oil, up to 7% per Mcf of natural gas and a petroleum excise tax of .095% on the gross production of oil and gas.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to occupational safety, resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on our, ARP’s and AGP’s businesses.

Oil Spills and Hydraulic Fracturing. The Oil Pollution Act of 1990, as amended (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While we believe ARP and AGP have been in compliance with OPA, noncompliance could result in varying civil and criminal penalties and liabilities.

A number of federal agencies, including the EPA and the Department of Interior, are currently evaluating a variety of environmental issues related to hydraulic fracturing. For example, the EPA is conducting a study that evaluates any potential effects of hydraulic fracturing on drinking water and ground water. On December 9, 2013, the EPA’s Hydraulic Fracturing Study Technical Roundtable of subject-matter experts from a variety of stakeholder groups met to discuss the work underway to answer the hydraulic fracturing study’s key research questions. Individual research projects associated with the EPA’s study were published in July 2014. On June 4, 2015, the EPA released its draft “Assessment of the Potential Impacts of Hydraulic Fracturing for Oil and Gas on Drinking Water Resources” (the “Draft Assessment”), in addition to nine new peer-reviewed scientific reports that formed the basis for certain findings included in the Draft Assessment.  The scope of  the Draft Assessment focuses on potential impacts to drinking water resources by hydraulic fracturing, specifically the following water activities that the EPA has identified as the “hydraulic fracturing water cycle” in the Draft Assessment: water acquisition from ground or surface waters; chemical mixing at the well site; well injection of hydraulic fracturing fluids; the collection and handling of wastewater from hydraulic fracturing (such as flowback and produced water); and wastewater treatment and waste disposal.  The EPA revealed in its Draft Assessment that it has not found any evidence that hydraulic fracturing activities are performed in a way that leads to widespread, systemic impacts on drinking water resources.  The EPA did identify specific instances where hydraulic fracturing activities may have led to impacts to drinking water; however, the EPA noted that those instances are minimal when compared to the number of hydraulically fractured wells in the United States.  Notice of the Draft Assessment was published in the June 5, 2015 Federal Register, and several public teleconference calls and a public meeting were held by the EPA’s Science Advisory Board (SAB) to discuss the Draft Assessment.  On January 7, 2016, the SAB released a Draft Review of the EPA’s Draft Assessment.  The Draft Review includes many recommendations to the EPA that SAB believes the EPA should consider to improve the Draft Assessment.  These recommendations include, but are not limited to: revising its draft finding that the EPA found no “evidence that hydraulic fracturing mechanisms have led to widespread, systemic impacts on drinking water resources,” as the SAB found the statement to be ambiguous and therefore require clarification and additional explanation; adding further discussion on the Pavillion, Wyoming; Parker County, Texas; and Dimock, Pennsylvania investigations; collecting and add new data regarding the chemicals used during hydraulic fracturing and the content of flowback water; and adding Best Management Practices and suggested improvements to each stage of the hydraulic fracturing process.

BLM proposed a rule on May 11, 2012 that includes provisions requiring disclosure of chemicals used in hydraulic fracturing and construction standards for hydraulic fracturing on federal lands. On May 24, 2013, BLM published a revised proposed rule to regulate hydraulic fracturing on federal and Indian lands. On March 26, 2015, BLM issued a final rule updating the regulations governing hydraulic fracturing on federal and Indian lands.   Among the many new requirements, the final rule requires operators planning to conduct hydraulic fracturing to design and implement a casing and cementing program that follows best practices and meets performance standards to protect and isolate usable water, as well as requires operators to monitor cementing operations during well completion.  Additionally, the final rule requires that companies publicly disclose the chemicals used in the hydraulic fracturing process, subject to limited exceptions for trade secret materials; comply with safety standards for storage of produced water in rigid enclosed, covered, or netted and screened above-ground tanks, with very limited exceptions allowing use of pits that must be approved by BLM on a case-by-case basis; and submit detailed information to the BLM on proposed operations, including but not limited to well geology, location of faults and fractures, estimated volume of fluid to be used, and estimated direction and length of fractures.  The final rule also provides that for certain circumstances in which specific state or tribal regulations are equally or more protective than the BLM’s new rules, the state or tribe may obtain a variance for that specific regulation.  The final rule was set to go into effect on June 24, 2015.  However on June 23, 2015, the U.S. District Court for the District of Wyoming announced a stay on the effective date of the rule in State of Wyoming v. Dep't of Interior, No. 2:15-cv-00043, a lawsuit that involves several states and industry associations who requested that the Court grant a preliminary injunction of the final rule.  On September 30, 2015, the U.S. District Court granted the preliminary injunction, thus enjoining the final rule.

In addition, state and local conservancy districts and river basin commissions have all previously exercised their various regulatory powers to curtail and, in some cases, place moratoriums on hydraulic fracturing. State regulations include express inclusion of hydraulic fracturing into existing regulations covering other aspects of exploration and production and specifically may include the following:

•	requirement that logs and pressure test results are included in disclosures to state authorities;
•	disclosure of hydraulic fracturing fluids and chemicals, potentially subject to trade secret/confidential proprietary information protections, and the ratios of same used in operations;
•	specific disposal regimens for hydraulic fracturing fluids;
•	replacement/remediation of contaminated water assets; and
•	minimum depth of hydraulic fracturing.

Local regulations, which may be preempted by state and federal regulations, have included, but have not been limited to, the following, which may extend to all operations including those beyond hydraulic fracturing:

•	noise control ordinances;
•	traffic control ordinances;
•	limitations on the hours of operations; and
•	mandatory reporting of accidents, spills and pressure test failures.

Other Regulation of the Natural Gas and Oil Industry. The natural gas and oil industry is extensively regulated by federal, state and local authorities. Legislation affecting the natural gas and oil industry is under constant review for amendment or expansion, frequently increasing the regulatory burden on the industry. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the natural gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the natural gas and oil industry increases ARP’s or AGP’s cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in their industries with similar types, quantities and locations of production.

Legislation continues to be introduced in Congress and development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including natural gas and oil facilities. ARP’s and AGP’s operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the potential costs to comply with any such facility security laws or regulations, but such expenditures could be substantial.

Employees

We employed approximately 619 persons as of December 31, 2015. Some of our officers may spend a substantial amount of time managing the business and affairs of ARP, AGP and their affiliates other than us and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

Available Information

We make our periodic reports under the Securities Exchange Act of 1934, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, available through our website at www.atlasenergy.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. To view these reports, click on “Investor Relations”, then “SEC Filings”. The other information contained on or hyperlinked from our website does not constitute part of this report. You may also receive, without charge, a paper copy of any such filings by request to us at Park Place Corporate Center One, 1000 Commerce Drive – Suite 400, Pittsburgh, Pennsylvania 15275, telephone number (412) 489-0006. A complete list of our filings is available on the Securities and Exchange Commission’s website at www.sec.gov. Any of our filings is also available at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

ITEM 1A:	RISK FACTORS

You should carefully consider each of the following risks, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this report. Some of the risks described below relate to our, ARP’s and AGP’s businesses, while others relate principally to the securities markets and ownership of our common units. The risks and uncertainties our company faces are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common units could decline.

Risks Relating to Our Business

We have limited operating history as a separate public company, and our historical financial information is not necessarily representative of the results that we would have achieved had we been the owner or operator of our assets and may not be a reliable indicator of our future results.

Much of the historical information in this annual report refers to our business as operated by and integrated with Atlas Energy and is derived from the consolidated financial statements and accounting records of Atlas Energy. Therefore, the historical information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly traded company or as the owner or operator of our assets during the periods presented or those that we will achieve in the future, primarily as a result of the following factors:

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

We may not be able to achieve the full strategic and financial benefits from the Separation from Atlas Energy, or such benefits may be delayed or not occur at all. These expected benefits include the following:

•

The facilitation of a deeper understanding by investors of the different businesses of Atlas Energy and us, allowing investors to more transparently value the merits, performance and future prospects of each company, which could increase overall unitholder value.

•

The creation of an acquisition currency in the form of units that may enable us to purchase, and to assist ARP in purchasing, developed and undeveloped resources to accelerate growth of our natural gas and oil production and development business.

•

The allowance of each business to more effectively pursue its own distinct operating priorities and strategies, and the enabling of management of both companies to pursue unique opportunities for long-term growth and profitability.

•	The creation of independent equity structures which afford each company direct access to capital markets and facilitate the ability to capitalize on its unique growth opportunities.

•

Providing investors with two distinct and targeted investment opportunities with different investment and business characteristics, including opportunities for growth, capital structure, business model, and financial returns.

We may not achieve the anticipated benefits for a variety of reasons, including potential loss of synergies (if any) from operating as one company, potential for increased costs and potential for the two companies to compete with one another in the marketplace. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business, financial conditions and results of operations could be adversely affected.

Our primary assets are our partnership interests, including the IDRs, in ARP and partnership interests in AGP, and, therefore, our cash flow is dependent on the ability of ARP and AGP to make distributions in respect of those partnership interests.

Our primary assets are our partnership interests, including the IDRs, in ARP and partnership interests in AGP. The amount of cash that ARP and AGP can distribute to its partners, including us, principally depends upon the amount of available cash they each generate from their operations, which will fluctuate from time to time and will depend on, among other things:

•	the amount of natural gas and oil they produce;

•	the price at which they sells their natural gas and oil;

•	the level of their operating costs;

•	their ability to acquire, locate and produce new reserves;

•	the results of their hedging activities;

•	the level of their interest expense, which depends on the amount of indebtedness and the interest payable on it; and

•	the level of their capital expenditures.

In addition, the actual amount of cash that ARP and AGP will have available for distribution will also depend on other factors, some of which are beyond their control, including:

•	their ability to make working capital borrowings to pay distributions;

•	the cost of acquisitions, if any;

•	fluctuations in their working capital needs;

•	timing and collectability of receivables;

•	restrictions on distributions imposed by lenders;

•	requirements to repay outstanding borrowings;

•	the strength of financial markets and their ability to access capital or borrow funds; and

•	the amount, if any, of cash reserves we establish in our discretion as general partner for the proper conduct of their business.

Because of these factors, we cannot guarantee that ARP or AGP will have sufficient available cash to pay a specific level of cash distributions, if any, to its partners. You should also be aware that the amount of cash that ARP and AGP have available for distribution depend primarily upon their cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, while each of ARP and AGP may make cash distributions during periods when it records net losses, it may not be able to make cash distributions during periods when it records net income.

Our operations require liquidity for normal operating expenses, servicing our debt, capital expenditures and distributions to our unitholders.

Our primary liquidity requirements, in addition to normal operating expenses, are for servicing our debt, capital expenditures and distributions to our unitholders. In general, we expect to fund our liquidity needs through cash distributions received with respect to our ownership interest in ARP, our Development Subsidiaries, Lightfoot and our cash generated from operations.  As discussed above, our cash flow is dependent on the ability of ARP and AGP to make distributions in respect of their partnership interests. Due to the steep decline in commodity prices, our ability to obtain funding in the equity or capital markets has been, and may continue to be, constrained, and there can be no assurances that our liquidity requirements will continue to be satisfied given current commodity prices.  If our sources of liquidity are not sufficient to fund our current or future liquidity needs, including as a result of any reduction or elimination of distributions from ARP or AGP, we may be required to take other actions, such as:

•	refinancing, restructuring or reorganizing all or a portion of our debt or capital structure;
•	obtaining alternative financing;
•	selling assets;
•	reducing or delaying capital investments;
•	seeking to raise additional capital;
•

continuing to take, and potentially increasing, our cost saving measures to reduce costs, including renegotiation contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs; or

•	revising or delaying our other strategic plans.

Our ability to take these actions will depend on, among other things, the conditions of the capital markets and our financial condition at such time.  Additionally, ARP and AGP each have their own liquidity needs and, to the extent their respective sources of liquidity are not sufficient to fund their current or future liquidity needs, they also may take certain actions, including those listed above.  Due to the steep decline in commodity prices, we, ARP or AGP may not be able to obtain funding in the equity or capital markets on acceptable terms as the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide any new funding.  We cannot assure you that we, ARP or AGP would be able to implement the above actions, if necessary, on commercially reasonable terms, or at all, in a manner that would be permitted under the terms of the applicable debt instruments or in a manner that does not negatively impact the price of our or their securities.  Additionally, there can be no assurance that the above actions would allow us, ARP or AGP, as applicable, to meet debt obligations and capital requirements.

There is no guarantee that our unitholders will receive distributions from us or that we will receive distributions from ARP or AGP.

Our and ARP’s and AGP’s cash distribution policies, consistent with the terms of our limited liability company agreement and ARP and AGP’s limited partnership agreements, require that we distribute all of our available cash quarterly.  However, our cash distribution policies are subject to the following restrictions and limitations and may be changed at any time, including in the following ways:

•

We may lack sufficient cash to pay distributions to our unitholders due to a number of factors, including increases in our general and administrative expenses, principal or interest payments on our outstanding debt, reduction or elimination of future distributions from ARP or AGP, the effect of working capital requirements and anticipated cash needs of us, ARP or AGP.

•

Our cash distribution policies are subject to restrictions on distributions under our term loan credit facility, such as material financial and other covenants and limitations on paying distributions during an event of default. More specifically, the recent Third Amendment to the First Lien Credit Agreement and the Second Lien Credit Agreement prohibit us from paying cash distributions on our common and preferred units.

•

Our board of directors has the discretion to establish reserves for the prudent conduct of our, ARP and AGP’s business and for future cash distributions to our, ARP and AGP’s unitholders. The establishment of those reserves could result in a reduction in future cash distributions to our, ARP and AGP’s unitholders (including distributions to us as a unitholder of ARP and AGP).

•

Our limited liability company agreement, including the cash distribution policy contained in it, may be amended by a vote of the holders of a majority of our common units. ARP’s partnership agreement may also be amended.

•	Even if our cash distribution policies are not amended, the decision to make any distribution is at the discretion of our board of directors.

•

We and ARP can issue additional units, including units that are senior to our respective common units, without the consent of our unitholders, subject to certain limitations, and these additional units would dilute our common unitholders’ ownership interests in us and our ownership interest in ARP.

•	Under Delaware law, neither we, ARP nor AGP may make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets.

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

Because we distribute our available cash, if any, rather than reinvesting it in our business, our growth may not be as significant as businesses that reinvest their available cash to expand ongoing operations, and we may not have enough cash to meet our needs if any of the following events occur:

•	an increase in operating expenses;
•	an increase in general and administrative expenses;
•	an increase in principal and interest payments on our outstanding debt;
•	a decrease in ARP or AGP’s distributions to us, including as a result of any restrictions in their ability to make such distributions or a reduction in their liquidity; or
•	an increase in working capital requirements.

If we issue additional units or incur debt to fund our operations, acquisitions and expansion or investment capital expenditures, the payment of distributions on those additional units or interest on that debt could increase the risk that we will be unable to make distributions.

Natural gas and oil prices fluctuate widely, and low prices for an extended period would likely have a material adverse impact on our business.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and oil, which have declined substantially. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Continued depressed prices in the future would have a negative impact on our future financial results and could result in an impairment charge. Because our reserves are predominantly natural gas, changes in natural gas prices have a more significant impact on our financial results.

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

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil. In the past, the prices of natural gas, NGLs and oil have been extremely volatile, and we expect this volatility to continue. During the year ended December 31, 2015, the NYMEX Henry Hub natural gas index price ranged from a high of $3.23 per MMBtu to a low of $1.76 per MMBtu, and West Texas Intermediate oil prices ranged from a high of $61.43 per Bbl to a low of $34.73 per Bbl. Between January 1, 2016 and March 24, 2016, the NYMEX Henry Hub natural gas index price ranged from a high of $2.47 per MMBtu to a low of $1.64 per MMBtu, and West Texas Intermediate oil prices ranged from a high of $41.45 per Bbl to a low of $26.21 per Bbl.

A continuation of the prolonged substantial decline in the price of oil and natural gas will likely have a material adverse effect on our financial condition, results of operations, and ability to commence and continue cash distributions to unitholders. We may use various derivative instruments in connection with anticipated oil and natural gas sales to reduce the impact of commodity price fluctuations. However, the entire exposure of our operations from commodity price volatility is not currently hedged, and we may not be able to hedge such exposure going forward. To the extent we do not hedge against commodity price volatility, or our hedges are not effective, our results of operations and financial position may be further diminished.

In addition, low oil and natural gas prices have reduced, and may in the future further reduce, the amount of oil and natural gas that can be produced economically by our operators. This scenario may result in our having to make substantial downward adjustments to our estimated proved reserves, which could negatively impact our borrowing base and our ability to fund our operations. If this occurs or if production estimates change or exploration or development results deteriorate, successful efforts method of accounting principles may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Our operators could also determine during periods of low commodity prices to shut in or curtail production from wells on our properties. In addition, they could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.

Oil prices and natural gas prices have declined substantially from historical highs and may remain depressed for the foreseeable future. Approximately 18% of our 2015 total revenues were derived from oil and condensate sales. Approximately 80% of our 2015 total production was natural gas, on a “Mcf-equivalent” basis. Any additional decreases in prices of oil and natural gas may adversely affect our cash generated from operations, results of operations, financial position, and our ability to commence distributions, perhaps materially.

During the year ended December 2015, the spot WTI market price at Cushing, Oklahoma has declined from a high of $61.43 per Bbl to a low of $34.73 per Bbl. During the nine years prior to December 31, 2015, natural gas prices at Henry Hub have ranged from a high of $13.31 per MMBtu in 2008 to a low of $1.76 per MMBtu in 2015. Between January 1, 2015 and December 31, 2015, the Henry Hub spot market price of natural gas ranged from a high of $3.23 per MMBtu to a low of $1.76 per MMBtu. The reduction in prices has been caused by many factors, including substantial increases in U.S. oil and natural gas production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. The International Energy Agency (“IEA”) forecasts steady or a slightly declining U.S. production growth and a slowdown in global demand growth in 2016.

This environment could cause the prices for oil and natural gas to remain at current levels or to fall to even lower levels. If prices for oil and natural gas continue to remain depressed for lengthy periods, we may be required to write down the value of our oil and natural gas properties, and some of our undeveloped locations may no longer be economically viable. In addition, sustained low prices for oil and natural gas will negatively impact the value of our estimated proved reserves and the amount that we are allowed to borrow and reduce the amounts of cash we would otherwise have available to pay expenses, fund capital expenditures, make distributions to our unitholders, and service our indebtedness.

Economic conditions and instability in the financial markets could negatively affect our, ARP’s and AGP’s businesses which, in turn, could affect the cash we have to make distributions to our unitholders.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the European debt crisis, the Chinese economy, and the United States real estate market have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil, natural gas and natural gas liquids, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and could lead to a recession. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates further, worldwide demand for petroleum products could diminish, which could impact the price at which oil, natural gas and natural gas liquids produced from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately adversely impact our results of operations, financial condition and potential cash available for distribution.

The above factors can also cause volatility in the markets and affect our, ARP’s and AGP’s ability to raise capital and reduce the amount of cash available to fund operations. We cannot be certain that additional capital will be available to us to the extent required and on acceptable terms. Disruptions in the capital and credit markets could negatively affect our, ARP’s and AGP’s access to liquidity needed for our businesses and affect flexibility to react to changing economic and business conditions. We may be unable to execute our growth strategies, take advantage of business opportunities, respond to competitive pressures or service our debt, any of which could negatively affect our businesses.

A continuing or weakening of the current economic situation could have an adverse impact on producers, key suppliers or other customers, or on our or ARP’s lenders, causing them to fail to meet their obligations. Market conditions could also affect our derivative instruments. If a counterparty is unable to perform its obligations and the derivative instrument is terminated, our and ARP and AGP’s cash flow and ability to pay distributions could be affected which in turn affects our ability to commence distributions to our unitholders. The uncertainty and volatility surrounding the global financial system may have further impacts on our business and financial condition that we currently cannot predict or anticipate.

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

Our term loan credit facility also contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet any such ratios and tests.  In addition, the recent Third Amendment to our First Lien Credit Agreement and the Second Lien Credit Agreement incorporate the financial covenants from ARP’s credit facility and adds a cross-default provision for defaults by ARP.

If we are unable to meet any of the covenants in our term loan credit facility or if ARP is unable to meet covenants in its credit facilities or the indentures governing its senior notes, we and ARP may be required to enter into discussions with our respective lenders or take other actions, such as: refinancing, restructuring or reorganizing all or a portion of our debt or capital structure; obtaining alternative financing; selling assets; reducing or delaying capital investments; seeking to raise additional capital; continuing to take, and potentially increasing, our cost saving measures to reduce costs, including renegotiation contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs; or revising or delaying our other strategic plans, which may negatively impact the price of our securities.  A breach of any of the covenants in these credit facilities or the indentures governing ARP’s senior notes, respectively, could result in an event of default thereunder as well as a cross-default under such defaulting party’s other debt agreements and, in either case, our credit agreement. Upon the occurrence of an event of default, the lenders under these credit facilities or holders of ARP’s notes, as applicable, could elect to declare all amounts outstanding immediately due and payable, which could result in a cross-default or cross-acceleration under such party’s other debt agreements, and the lenders could terminate all commitments to extend further credit. If we or ARP were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness, including, with respect to our term loan credit facility, the general partnership interests in ARP.  If our lenders elect to foreclose on the general partnership interests of ARP, a change of control would result under ARP’s credit facilities and indentures and the lenders or noteholders thereunder would have the right to require repayment of all obligations outstanding under such credit facilities and indentures and otherwise proceed against any collateral securing such obligations. We and ARP have pledged a significant portion of our respective assets as collateral under our respective credit facilities. If the lenders accelerate the repayment of borrowings, we or ARP may not have sufficient assets to repay the applicable credit facilities and other applicable liabilities, and there may be no assets remaining to be distributed to our respective unitholders (including us as a unitholder of ARP).  On March 30, 2016, we entered into a Third Amendment to our First Lien Credit Agreement and a new Second Lien Credit Agreement  that, among other things, modifies certain financial covenants, incorporates the ARP financial covenants, provides for a cross-default for defaults by ARP and prohibits us from paying distributions on our common and preferred units.

Our and ARP’s borrowings under our respective credit facilities are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk.  If interest rates increase, our and ARP’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The provisions of our term loan credit facility may also affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions.

Our and ARP’s debt obligations could restrict our and ARP’s ability to pay cash distributions and have a negative impact on our and ARP’s financing options and liquidity position.

Our and ARP’s debt obligations could have important consequences to us, and our investors, including:

•	requiring a substantial portion of cash flow to make interest payments on this debt;
•	making it more difficult to satisfy debt service and other obligations;
•	increasing the risk of a future credit ratings downgrade of our and ARP’s debt, which could increase future debt costs and limit the future availability of debt financing;
•	increasing our and ARP’s vulnerability to general adverse economic and industry conditions;
•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our and ARP’s business;
•	limiting our and ARP’s flexibility in planning for, or reacting to, changes in our business and the industry;
•	placing us and ARP at a competitive disadvantage relative to competitors that may not be as leveraged with debt;
•	limiting our and ARP’s ability to borrow additional funds as needed or take advantage of business opportunities as they arise; and
•	limiting our and ARP’s ability to commence or pay cash distributions.

In addition, the recent Third Amendment to our First Lien Credit Agreement prohibits us from paying cash distributions on our common and preferred units.

Hedging transactions may limit our potential gains or cause us to lose money.

Pricing for natural gas, NGLs and oil has been volatile and unpredictable for many years. To limit exposure to changing natural gas and oil prices, we, ARP and AGP may use financial and physical hedges for production. Physical hedges are not deemed hedges for accounting purposes because they require firm delivery of natural gas and oil and are considered normal sales of natural gas and oil. We generally limit these arrangements to smaller quantities than those we project to be available at any delivery point.

In addition, we, ARP and AGP may enter into financial hedges, which may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as the Dodd-Frank Act. The futures contracts are commitments to purchase or sell hydrocarbons at future dates and generally cover one-month periods for up to six years in the future. The over-the-counter derivative contracts are typically cash settled by determining the difference in financial value between the contract price and settlement price and do not require physical delivery of hydrocarbons.

These hedging arrangements may reduce, but will not eliminate, the potential effects of changing commodity prices on cash flow from operations for the periods covered by the hedging arrangement. Furthermore, while intended to help reduce the effects of volatile commodity prices, such transactions, depending on the hedging instrument used, may limit potential gains if commodity prices were to rise substantially over the price established by the hedge. In addition, these arrangements expose us to risks of financial loss if, among other circumstances:

•	a counterparty is unable to satisfy its obligations;
•	production is less than expected; or
•	there is an adverse change in the expected differential between the underlying price in the derivative instrument and actual prices received for our production.

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

With the objective of enhancing the predictability of future revenues, from time to time we, ARP and AGP enter into natural gas, NGLs and crude oil derivative contracts. We and our subsidiaries account for these derivative contracts by applying the mark-to-market accounting treatment required for these derivative contracts. We and our subsidiaries could recognize incremental derivative liabilities between reporting periods resulting from increases or decreases in reference prices for natural gas, crude oil and NGLs, which could result in the recognition of a non-cash loss in the consolidated combined statements of operations and a consequent non-cash decrease in equity between reporting periods. Any such decrease could be substantial. In addition, we and our subsidiaries may be required to make cash payments upon the termination of any of these derivative contracts.

Regulations adopted by the Commodity Futures Trading Commission could have an adverse effect on our and our subsidiaries’ ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our businesses.

The ongoing implementation of derivatives legislation adopted by the U.S. Congress could have an adverse effect on our and our subsidiaries’ ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our businesses. The Dodd-Frank Act, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation requires the Commodity Futures Trading Commission, or CFTC, and the SEC to promulgate rules and regulations implementing the new legislation. The CFTC finalized many of the regulations associated with the reform legislation, and is in the process of implementing position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The CFTC recently adopted final rules establishing margin requirements for uncleared swaps entered by swap dealers, major swap participants and financial end users (though non-financial end users are excluded from margin requirements).  While, as a non-financial end user, we are not subject to margin requirements, application of these requirements to our counterparties could affect the cost and availability of swaps we use for hedging.

The new legislation and any new regulations could significantly increase the cost of derivative contracts; materially alter the terms of derivative contracts; reduce the availability of derivatives to protect against risks we and our subsidiaries encounter; reduce our and our subsidiaries’ ability to monetize or restructure our derivative contracts in existence at that time; and increase our exposure to less creditworthy counterparties. If we and our subsidiaries reduce or change the way we use derivative instruments as a result of the legislation or regulations, our and our subsidiaries’ results of operations may become more volatile and cash flows may be less predictable, which could adversely affect our and our subsidiaries’ ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our and our subsidiaries’ revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our and our subsidiaries’ consolidated financial position, results of operations and/or cash flows.

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

Our decision to acquire oil and natural gas properties depends in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses, seismic data and other information, the results of which are often inconclusive and subject to various interpretations. The scope and cost of these risks may be materially greater than estimated at the time of the acquisition. Our future acquisition costs may also be higher than those we have achieved historically. Any of these factors could adversely affect future growth and the ability to commence distributions.

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

ARP and AGP may issue additional units, which may increase the risk of not having sufficient available cash to make distributions at prior per unit distribution levels or at all.

ARP and AGP has wide discretion to issue additional limited partner units, including units that rank senior to its common units and the incentive distribution rights as to quarterly cash distributions. The payment of distributions on additional ARP or AGP common units may increase the risk of these entities being unable to make distributions at its prior per unit distribution levels. To the extent new ARP limited partner units are senior to the ARP common units and the incentive distribution rights, their issuance will increase the uncertainty of the payment of distributions on the common units and the incentive distribution rights. Neither ARP nor AGP’s common units nor ARP’s incentive distribution rights are entitled to any arrearages from prior quarters.

Reduced incentive distributions from ARP will disproportionately affect the amount of cash distributions to which we are entitled.

We are entitled to receive incentive distributions from ARP with respect to any particular quarter only if ARP distributes more than $0.46 per common unit for such quarter. Our incentive distribution rights in ARP entitle us to receive percentages increasing up to 48% of all cash distributed by ARP. Distribution by ARP above $0.60 per common unit per quarter would result in our incremental cash distributions to be the maximum 48%. Our percentage of the incremental cash distributions reduces from 48% to 23% if ARP’s distribution is between $0.51 and $0.60, and to 13% if ARP’s distribution is between $0.47 and $0.50. As a result, lower quarterly cash distributions per unit from ARP have the effect of disproportionately reducing the amount of all incentive distributions that we receive as compared to cash distributions we receive on our 2.0% general partner interest in ARP. Pursuant to a recent amendment to its senior credit facility, ARP is currently limited to a maximum common unit cash distribution of $0.15 per unit per year, which is far below the distribution amount that would be required for us to receive incentive distributions.

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

If we are not fully reimbursed or indemnified for obligations and liabilities we incur in managing the business and affairs of ARP or if AGP’s general partner is not fully reimbursed or indemnified for obligations and liabilities it incurs in managing the business and affairs of AGP, their value, and therefore, the value of our common units could decline.

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

The general partner of AGP may make expenditures on AGP’s behalf for which they will seek reimbursement from AGP. In addition, under Delaware partnership law, AGP’s general partner, in its capacity, has unlimited liability for the obligations of AGP, such as its debts and environmental liabilities, except for those contractual obligations that are expressly made without recourse to the general partner. To the extent AGP’s general partner incurs obligations on behalf of AGP, it may be entitled to be reimbursed or indemnified by AGP. If AGP is unable or unwilling to reimburse or indemnify its general partner, AGP’s general partner may be unable to satisfy these liabilities or obligations, which would its value and therefore the value of our common units.

If in the future we cease to manage and control ARP or AGP through our ownership of its general partner interests, we may be deemed to be an investment company.

If we cease to manage and control ARP or AGP, we may be deemed to be an investment company under the Investment Company Act of 1940 and would then either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, such as the purchase and sale of securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates.

If we had to register as an investment company under the Investment Company Act of 1940, we would also be unable to qualify as a partnership for U.S. federal income tax purposes and would be treated as a corporation for U.S. federal income tax purposes. We would pay U.S. federal income tax on our taxable income at the corporate tax rate, distributions to you would generally be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, any cash available for distribution to you would be substantially reduced, which could result in a material reduction in distributions to you, if any, with a possible corresponding reduction in the value of our common units.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

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

Risks Relating to Our, ARP’s and AGP’s Exploration and Production Operations

Competition in the natural gas and oil industry is intense, which may hinder our, ARP’s and AGP’s ability to acquire natural gas and oil properties and companies and to obtain capital, contract for drilling equipment and secure trained personnel.

We, ARP and AGP operate in a highly competitive environment for acquiring properties and other natural gas and oil companies, attracting capital through ARP’s Drilling Partnerships, contracting for drilling equipment and securing trained personnel. Our, ARP’s and AGP’s  competitors may be able to pay more for natural gas, NGLs and oil properties and drilling equipment and to evaluate, bid for and purchase a greater number of properties than our financial or personnel resources permit. Moreover, competitors for investment capital may have better track records in their programs, lower costs or stronger relationships with participants in the oil and gas investment community than we, ARP or AGP have. All of these challenges could make it more difficult for us to execute our growth strategies. We, ARP and our Development Subsidiary may not be able to compete successfully in the future in acquiring leasehold acreage or prospective reserves or in raising additional capital.

Furthermore, competition arises not only from numerous domestic and foreign sources of natural gas and oil but also from other industries that supply alternative sources of energy. Competition is intense for the acquisition of leases considered favorable for the development of natural gas and oil in commercial quantities. Product availability and price are the principal means of competition in selling natural gas and oil. Many of our, ARP’s and AGP’s competitors possess greater financial and other resources than we or it have, which may enable them to identify and acquire desirable properties and market their natural gas and oil production more effectively than we can.

Many of our, ARP’s and AGP’s leases are in areas that have been partially depleted or drained by offset wells.

Our, ARP’s and AGP’s key operating project areas are located in active drilling areas in the Arkoma Basin, Mississippi Lime, Marble Falls, Utica Shale, Eagle Ford Shale and Marcellus Shale, and many of our leases are in areas that have already been partially depleted or drained by earlier offset drilling. This may inhibit our, ARP’s and AGP’s ability to find economically recoverable quantities of natural gas and oil in these areas.

Our, ARP’s and AGP’s operations require substantial capital expenditures to increase our asset bases. If we, ARP or AGP are unable to obtain needed capital or financing on satisfactory terms, our asset bases will decline, which could cause revenues to decline and affect our ability to commence or continue distributions.

The natural gas and oil industry is capital intensive. Because we distribute our available cash, if any, to our unitholders each quarter in accordance with the terms of our limited liability company agreement, and ARP distributes its available cash, if any, to its unitholders, we expect that each of us will rely primarily on external financing sources such as commercial bank borrowings and the issuance of debt and equity securities to fund any expansion and investment capital expenditures. If we, ARP or AGP are unable to obtain sufficient capital funds on satisfactory terms, we may be unable to increase or maintain our inventories of properties and reserve base, or be forced to curtail drilling or other activities. This could cause our, ARP’s and AGP’s revenues to decline and diminish its and our ability to service any debt that any of us may have at such time. If we, ARP or AGP do not make sufficient or effective expansion capital expenditures, including with funds from third-party sources, we will be unable to expand our respective business operations, and may not generate sufficient revenue or have sufficient available cash to pay distributions on our units.

We, ARP and AGP depend on certain key customers for sales of our natural gas, crude oil and NGLs. To the extent that these customers reduce the volumes of natural gas, crude oil and NGLs they purchase or process from us, or cease to purchase or process natural gas, crude oil and NGLs from us, our, ARP’s and AGP’s revenues and available cash could decline.

We, ARP and AGP market the majority of our natural gas production to gas marketers directly or to third-party plant operators who process and market our gas. Crude oil produced from our, ARP’s and AGP’s wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. Natural gas liquids are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas to meet pipeline specifications for transport or sale to end users or marketers operating on the receiving pipeline. For the year ended December 31, 2015, Tenaska Marketing Ventures, Chevron, Enterprise, and Interconn Resources LLC accounted for approximately 21%, 15%, 11% and 11% of ARP’s natural gas, oil and NGL production revenues, respectively, with no other single customer accounting for more than 10% for this period. For the year ended December 31, 2015, Enterprise Crude Oil LLC, Shell Trading Company and Midcoast Energy Partners L.P. accounted for approximately 59%, 28% and 12% of AGP’s natural gas, oil and NGL production revenues, respectively, with no other single customer accounting for more than 10% for this period. To the extent these and other key customers reduce the amount of natural gas, crude oil and NGLs they purchase from us, ARP or AGP, our revenues and cash available for distributions to unitholders could temporarily decline in the event we are unable to sell to additional purchasers.

An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price that we, ARP or AGP  receive for our production could significantly reduce our available cash and adversely affect our financial condition.

The prices that we, ARP and AGP receive for our oil and natural gas production sometimes reflect a discount to the relevant benchmark prices, such as NYMEX. The difference between the benchmark price and the price that we receive is called a differential. Increases in the differential between the benchmark prices for oil and natural gas and the wellhead price that we, ARP or AGP receive could significantly reduce our, ARP’s or AGP’s available cash and adversely affect our financial condition. We use the relevant benchmark price to calculate our hedge positions, and in certain areas, we do not have any commodity derivative contracts covering the amount of the basis differentials we experience in respect of our production. As such, we, ARP and AGP will be exposed to any increase in such differentials, which could adversely affect our results of operations.

Some of ARP’s undeveloped leasehold acreage is subject to leases that may expire in the near future.

As of December 31, 2015, leases covering approximately 4,702 of our 742,944 net undeveloped acres, or 0.6%, are scheduled to expire on or before December 31, 2016. An additional 1.6% of our net undeveloped acres are scheduled to expire in 2017 and 0.2% in 2018. If ARP is unable to renew these leases or any leases scheduled for expiration beyond their expiration date, on favorable terms, ARP will lose the right to develop the acreage that is covered by an expired lease.

Drilling for and producing natural gas and oil are high-risk activities with many uncertainties.

ARP’s and AGP’s drilling activities are subject to many risks, including the risk that they will not discover commercially productive reservoirs. Drilling for natural gas and oil can be uneconomic, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. This risk is exacerbated by the current decline in oil and gas prices. In addition, ARP’s or AGP’s drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	higher costs, shortages or delivery delays of equipment and services;

•	unexpected operational events and drilling conditions;

•	adverse weather conditions;

•	facility or equipment malfunctions;

•	title problems;

•	pipeline ruptures or spills;

•	compliance with environmental and other governmental requirements;

•	unusual or unexpected geological formations;

•	formations with abnormal pressures;

•	injury or loss of life and property damage to a well or third-party property;

•	leaks or discharges of toxic gases, brine, natural gas, oil, hydraulic fracturing fluid and wastewater from a well;

•	environmental accidents, including groundwater contamination;

•	fires, blowouts, craterings and explosions; and

•	uncontrollable flows of natural gas or well fluids.

Any one or more of these factors could reduce or delay ARP’s and AGP’s receipt of drilling and production revenues, thereby reducing our, ARP’s and AGP’s earnings, and could reduce revenues in one or more of ARP’s Drilling Partnerships, which may make it more difficult to finance ARP’s drilling operations through sponsorship of future partnerships. Any of these events can also cause substantial losses, which may not fully be covered by insurance, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties, which could reduce our, ARP’s and AGP’s cash flow and our ability to commence distributions.

Although we, ARP and AGP maintain insurance against various losses and liabilities arising from operations, insurance against all operational risks is not available to us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could reduce our, ARP’s or AGP’s results of operations.

Unless ARP and AGP replace their natural gas and oil reserves, the reserves and production will decline, which would reduce cash flow from operations and income.

Producing natural gas and oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. ARP’s and AGP’s natural gas and oil reserves and production and, therefore, cash flow and income are highly dependent on their success in efficiently developing and exploiting reserves and economically finding or acquiring additional recoverable reserves. ARP’s and AGP’s ability to find and acquire additional recoverable reserves to replace current and future production at acceptable costs depends on generating sufficient cash flow from operations and other sources of capital, all of which are subject to the risks discussed elsewhere in this section.

The recent decrease in natural gas and oil prices, or any further decrease in commodity prices, could subject our, ARP’s and AGP’s oil and gas properties to a non-cash impairment loss under U.S. generally accepted accounting principles.

U.S. generally accepted accounting principles require oil and gas properties and other long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. We, ARP and AGP test our oil and gas properties on a field-by-field basis, by determining if the historical cost of proved properties less the applicable depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on our economic interests and our plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. We estimate prices based on current contracts in place at the impairment testing date, adjusted for basis differentials and market related information, including published future prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates.

Prolonged depressed prices of natural gas and oil may cause the carrying value of our, ARP’s and AGP’s oil and gas properties to exceed the expected future cash flows, and a non-cash impairment loss would be required to be recognized in the financial statements for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets. For the year ended December 31, 2015, we recognized $974.0 million of asset impairment primarily related to oil and gas properties in ARP’s Barnett, Coal-bed Methane, Rangely, Marcellus and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices, reduced by $85.8 million of future hedge gains reclassified from accumulated other comprehensive income.

Our, ARP’s and AGP’s acquisitions may prove to be worth less than the amount paid, or provide less than anticipated proved reserves, because of uncertainties in evaluating recoverable reserves, well performance, and potential liabilities as well as uncertainties in forecasting oil and natural gas prices and future development, production and marketing costs.

Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, development potential, well performance, future oil and natural gas prices, operating costs and potential environmental and other liabilities. Our, ARP’s and AGP’s estimates of future reserves and estimates of future production for our acquisitions are initially based on detailed information furnished by the sellers and subject to review, analysis and adjustment by our internal staff, typically without consulting independent petroleum engineers. Such assessments are inexact and their accuracy is inherently uncertain, which means that proved reserves estimates may exceed actual acquired proved reserves. We perform a review of the acquired properties that we believe is generally consistent with industry practices. Nevertheless, such a review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise. As a result of these factors, the purchase price we pay to acquire oil and natural gas properties may exceed the value we realize.

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

We, ARP or AGP may not identify all risks associated with the acquisition of oil and natural gas properties or existing wells, and any indemnification received from sellers may be insufficient to protect us from such risks, which may result in unexpected liabilities and costs to us.

We, ARP and AGP have acquired and may make additional acquisitions of undeveloped oil and gas properties from time to time, subject to available resources. Any future acquisitions will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental hazards, potential tax and other liabilities and other factors. Generally, it is not feasible for us to review in detail every individual property involved in a potential acquisition. In making acquisitions, we generally focus most of the title, environmental and valuation efforts on the properties that we believe to be more significant, or of higher value. Even a detailed review of properties and records may not reveal all existing or potential problems, nor would it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not inspect in detail every well that any of us acquires. Potential problems, such as deficiencies in the mechanical integrity of equipment or environmental conditions that may require significant remedial expenditures, are not necessarily observable even when we perform a detailed inspection. Any unidentified problems could result in material liabilities and costs that negatively affect our, ARP’s or AGP’s financial condition and results of operations.

Even if we are able to identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems, the indemnity may not be fully enforceable, the amount of recoverable losses may be limited by floors and caps, or the financial wherewithal of such seller may significantly limit our ability to recover our costs and expenses. Any limitation on the ability to recover the costs related any potential problem could materially affect our, ARP’s or AGP’s financial condition and results of operations.

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

Ownership of our, ARP’s and AGP’s oil, gas and NGLs production depends on good title to our respective properties.

Good and clear title to our, ARP’s and AGP’s oil and gas properties is important. Although we will generally conduct title reviews before the purchase of most oil, gas, NGLs and mineral producing properties or the commencement of drilling wells, such reviews do not assure that an unforeseen defect in the chain of title will not arise to defeat a claim, which could result in a reduction or elimination of the revenue received by us, ARP or AGP from such properties.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our, ARP’s and AGP’s business, financial condition, results of operations and cash available for distribution.

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

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example:

•

On December 17, 2014, New York Governor Andrew Cuomo’s administration said it would ban hydraulic fracturing for shale gas development throughout the state.   Dr. Howard Zucker, the Acting Commissioner of Health, announced that the state Department of Health completed its long-awaited public health review report, which recommended prohibiting hydraulic fracturing in New York.  Dr. Zucker cited significant uncertainties regarding risks to public health in concluding that hydraulic fracturing should not proceed in New York until more research is completed.   On June 29, 2015 the New York State Department of Environmental Conservation officially prohibited hydraulic fracturing in New York State by issuing its legally-binding Findings Statement.  According to the Findings Statement, the Department of Conservation concluded that “there are no feasible or prudent alternatives that would adequately avoid or minimize adverse environmental impacts and that address the scientific uncertainties and risks to public health” associated with hydraulic fracturing.

•

Pennsylvania has adopted a variety of regulations limiting how and where fracturing can be performed. On February 14, 2012, legislation was passed in Pennsylvania requiring, among other things, disclosure of chemicals used in hydraulic fracturing. We refer to this legislation as the “2012 Oil and Gas Act.” To implement the new legislative requirements, on December 14, 2013 the Pennsylvania Department of Environmental Protection, which we refer to as PADEP, proposed amendments to its environmental regulations at 25 Pa. Code Chapter 78, Subchapter C, pertaining to environmental protection performance standards for surface activities at oil and gas well sites. Pursuant to a legislative bill that passed in July 2014 as a companion to Pennsylvania’s budget for 2014 to 2015, PADEP bifurcated its proposed 25 Pa. Code Chapter 78 regulations into two parts. . As proposed, 25 Pa. Code Chapter 78 will apply to conventional wells and 25 Pa. Code Chapter 78A will apply to unconventional wells. On January 6, 2016, PADEP released a final-form rulemaking package of the Chapters 78 and 78a amendments. PADEP identified the key provisions of the final-form rulemaking package to include, but not be limited to, new requirements for operators to address potential impacts to public resources, as well as requirements for operators to identify and monitor abandoned, orphaned and inactive wells prior to hydraulic fracturing.  It will also mandate new containment practices and protection water resources, which includes rules for operator response to spill and remediation, and many other changes that will impact ARP’s and AGP’s operations.  Pennsylvania’s Environmental Quality

Board is scheduled to meet February 3, 2016 to consider the proposed rulemakings, and PADEP anticipates that the final form rulemaking will likely be finalized in early summer 2016. Additionally, PADEP announced in June 2014 that it also intends to propose amendments to its present environmental regulations at 25 Pa. Code Chapter 78, Subchapters D (relating to well drilling, operation and plugging) and H (relating to underground gas storage). It is anticipated that these proposed amendments will be released in 2016. In January 2015, PADEP issued the results of its Technologically Enhanced Naturally Occurring Radioactive Materials Study, which analyzed levels of radioactivity associated with oil and gas development in Pennsylvania.  Initiated in January 2013, the study evaluated radioactivity levels in flowback waters, treatment solids, and drill cuttings, in addition to the transportation, storage and disposal of these materials.  According to the study, PADEP concluded that there is little potential for harm to workers or the public from radiation exposure due to oil and gas development, as well as provided recommendations for further study to be conducted.

•

Ohio has in recent years expanded its oil and gas regulatory program. In June 2012, Ohio passed legislation that made several significant amendments to the state’s oil and gas laws, including additional permitting requirements, chemical disclosure requirements, and site investigation requirements for horizontal wells. In June 2013, legislation was adopted imposing sampling requirements and disposal restrictions on certain drilling wastes containing naturally occurring radioactive material and requiring the state regulatory authority to adopt rules on the design and operation of facilities that store, recycle, or dispose of brine or other oil and natural gas related waste materials. In July 2015, the regulatory authority adopted rules imposing detailed construction standards on well pads, and in April 2014, Ohio announced new standard drilling permit conditions to address concerns regarding seismic activity in certain parts of the state.

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

•

A West Virginia rule that became effective July 1, 2013 imposes more stringent regulation of horizontal drilling and was promulgated to provide further direction in the implementation and administration of the Natural Gas Horizontal Well Control Act that became effective on December 14, 2011. In 2014, West Virginia revised its solid waste regulations to allow landfills to increase their tonnage limits specifically for natural gas drilling wastes, along with requiring more stringent controls and radiation testing of landfills located in the state.

In addition to state law, local land use restrictions, such as municipal ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. Recent changes regarding local land use restrictions in Pennsylvania occurred because of decisions of the Pennsylvania Supreme and Commonwealth Courts. On December 19, 2013, when the Pennsylvania Supreme Court issued its Robinson Township v. Commonwealth of Pennsylvania ruling, which invalidated key sections of the 2012 Oil and Gas Act that placed limits on the regulatory authority of local governments. Additionally, the Pennsylvania Supreme Court remanded a number of issues to the Commonwealth Court for further decision. On July 17, 2014, the Commonwealth Court ruled on the remanded issues. The cumulative effect of the Supreme and Commonwealth Court rulings is that all of the challenged provisions relating to local ordinances contained in the 2012 Oil and Gas Act are invalid, except for the definitions section and most of the updated preemption language in the 2012 Oil and Gas Act that was included from the previous 1984 Oil and Gas Act. The total impact of these rulings in Robinson Township, which is ongoing before the Supreme Court, are not clear and will occur over an extended period of time. An immediate impact of the rulings has been increased regulatory impediments and disputes at the local government level, as well as validity challenges initiated by private landowners alleging that local ordinances do not adequately protect health, safety, and welfare. Additionally, there is a pending challenge by an industry association regarding the Robinson Township decision and PADEP’s use of its Public Resources Form and Pennsylvania Natural Diversity Index Policy based on a provision of the 2012 Oil and Gas Act (58 C.S. § 3215(c)).  The petitioner is seeking a declaration from the Supreme Court that PADEP is enjoined from application and enforcement of that provision pursuant to the Court’s Robinson Township ruling.

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

Although, to date, the hydraulic fracturing process has not generally been subject to regulation at the federal level, there are certain governmental reviews either under way or being proposed that focus on environmental aspects of hydraulic fracturing practices, and some federal regulation has taken place. A few of these initiatives are listed here, although others may exist now or be implemented in the future. In April 2012, President Obama established an Interagency Working Group to Support Safe and Responsible Development of Unconventional Domestic Natural Gas Resources with the purpose of coordinating the policies and activities of agencies regarding unconventional gas development. USEPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel as an additive under the Safe Drinking Water Act. In May 2012, USEPA issued draft permitting guidance for oil and gas hydraulic fracturing activities using diesel fuel. In February 2014, USEPA released its revised final guidance document on Safe Drinking Water Act underground injection control permitting for hydraulic fracturing using diesel fuels, along with responses to selected substantive public comments on USEPA’s previous draft guidance, a fact sheet and a memorandum to USEPA’s regional offices regarding implementation of the guidance. The process for implementing USEPA’s final guidance document may vary across the states depending on the regulatory authority responsible for implementing the Safe Drinking Water Act underground injection control program in each state. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, USEPA is currently studying the potential impacts of hydraulic fracturing on drinking water and groundwater, and, in fact, released a Draft Assessment on June 4, 2015.

In 2013, USEPA indicated that it intended to propose a draft water quality criteria document that would update the aquatic life water quality criteria for chloride by the summer of 2014. However, USEPA has yet to propose the draft water quality criteria document and it has not provided an updated timeframe for the proposal. On April 7, 2015, USEPA published its “Effluent Limitations Guidelines and Standards for the Oil and Gas Extraction Point Source Category” in the Federal Register, and accepted comments through July 17, 2015.  As proposed, the regulations would establish pretreatment standards for discharges of wastewater pollutants from onshore unconventional oil and gas extractive facilities to publicly-owned treatment works.  USEPA has proposed pretreatment standards for existing and new sources that would prohibit the indirect discharge of wastewater pollutants associated with onshore unconventional gas extraction facilities.  Additionally, USEPA published its “Final 2014 Effluent Guidelines Program Plan” on August 4, 2015 and confirmed its schedule for the aforementioned ongoing unconventional oil and gas extraction effluent guideline rulemaking, as well as announced a final decision to continue its detailed study to investigate centralized waste treatment facilities that accept oil and gas extraction wastewaters. On May 11, 2012, the U.S. Department of the Interior, Bureau of Land Management published a proposed rule that includes provisions requiring disclosure of chemicals used in hydraulic fracturing and construction standards for hydraulic fracturing on federal and Indian lands. On May 24, 2013, the Bureau of Land Management published a revised proposed rule to regulate hydraulic fracturing on federal and Indian lands. On March 26, 2015, BLM issued a final rule updating the regulations governing hydraulic fracturing on federal and Indian lands that was set to go into effect on June 24, 2015.  Subsequently on June 23, 2015 in a lawsuit filed by several states and industry associations before the U.S. District Court for the District of Wyoming (State of Wyoming v. Dep't of Interior, No. 2:15-cv-00043), a stay of the effective date of the BLM’s pending rule was lodged.  The petitioners specifically requested that Court grant a preliminary injunction of the final rule and, on September 30, 2015, the U.S. District Court granted the preliminary injunction thereby enjoining the final rule.

Certain members of the U.S. Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, and Congress has asked the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing. In addition, Congress requested the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. On December 16, 2013, the U.S. Energy Information Administration published an abridged version of its Annual Energy Outlook 2014 with projections to 2040 report, with the full report released on May 7, 2014. A subsequent Annual Energy Outlook 2015 was released on April 14, 2015, with the next coming June 2016. These ongoing proposed studies, depending on their degree of pursuit and any meaningful results obtained, could result in initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or one or more other regulatory mechanisms. If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the state and local level, such laws could make it more difficult or costly for us to perform hydraulic fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of natural gas, may preclude our ability to drill wells. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by USEPA or other federal agencies, our fracturing activities could be significantly affected.

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

Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that ARP or AGP are ultimately able to produce from our reserves.

The third parties on whom we, ARP and AGP rely for gathering and transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting its business.

The operations of the third parties on whom we, ARP and AGP  rely for gathering and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulation. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely could have a material adverse effect on our, ARP’s or AGP’s business, financial condition, results of operations and our ability to commence and continue distributions to unitholders.

Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas, while potential physical effects of climate change could disrupt our operations and cause us to incur significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of greenhouse gas emissions. Facilities required to obtain Prevention of Significant Deterioration permits because of their potential criteria pollutant emissions may be required to comply with “best available control technology” standards for greenhouse gases. These regulations could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.

While Congress has from time to time considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs that typically require major sources of greenhouse gas emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those greenhouse gases. In addition, the Obama Administration announced its Climate Action Plan in 2013, which, among other things, directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and gas industry. The Obama Administration announced a formal methane reduction strategy in January 2015, and is taking actions to implement the strategy (see “Item 1. Business- Environmental Matters and Regulation - Greenhouse Gas Regulation and Climate Change”). As part of the Climate Action Plan, the Obama Administration also announced that it intends to adopt additional regulations to reduce emissions of greenhouse gases and to encourage greater use of low carbon technologies in the coming years. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, ARP’s and AGP’s equipment and operations could require ARP and AGP to incur costs to reduce emissions of greenhouse gases associated with its operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on ARP and AGP’s operations.

Significant physical effects of climate change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.

Climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, ARP and AGP’s exploration and production operations have the potential to be adversely affected. Potential adverse effects could include damages to ARP and AGP’s facilities from powerful winds or rising waters in low lying areas, disruption of our production activities either because of climate-related damages to our facilities or our costs of operation potentially rising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on ARP and AGP’s financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. ARP and AGP’s may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

ARP’s and AGP’s drilling and production operations require adequate sources of water to facilitate the fracturing process and the disposal of flowback and produced water. If ARP and AGP are unable to dispose of the flowback and produced water from the strata at a reasonable cost and within applicable environmental rules, their ability to produce gas economically and in commercial quantities could be impaired.

A significant portion of ARP’s and AGP’s natural gas extraction activity utilizes hydraulic fracturing, which results in water that must be treated and disposed of in accordance with applicable regulatory requirements. Environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on ARP’s and AGP’s operations and financial performance. For example, Pennsylvania’s 2012 Oil and Gas Act requires the development, submission and approval of a water management plan before withdrawing or using water from water sources in Pennsylvania to drill or hydraulically fracture an unconventional well. The requirements of these plans continue to be modified by proposed amendments to state regulations and agency policies and guidance. For Pennsylvania operations located in the Susquehanna River Basin, the Susquehanna River Basin Commission regulates consumptive water uses, water withdrawals, and the diversions of water into and out of the Susquehanna River Basin, and specific approvals are required prior to initiating drilling activities. In June 2012, Ohio passed legislation that established a water withdrawal and consumptive use permit program in the Lake Erie watershed. If certain withdrawal thresholds are triggered due to water needs for a particular project, we will be required to develop a Water Conservation Plan and obtain a withdrawal permit for that project. West Virginia also requires that if a certain amount of water is withdrawn water management plans are required and/or registration and reporting requirements are triggered.

ARP and AGP’s ability to collect and dispose of flowback and produced water will affect production, and potential increases in the cost of wastewater treatment and disposal may affect profitability. The imposition of new environmental initiatives and regulations could include restrictions on ARP and AGP’s ability to conduct hydraulic fracturing or disposal of wastewater, drilling fluids and other substances associated with the exploration, development and production of gas and oil. For example, in July 2012, the Ohio Department of Natural Resources promulgated amendments to the regulations governing disposal wells in Ohio. The rules provide the Department of Natural Resources with the authority to require certain testing as part of the process for obtaining a permit for the underground injection of produced water, and require all new disposal wells to be equipped with continuous pressure monitors and automatic shut off devices.

Rules regulating air emissions from oil and natural gas operations could cause ARP and AGP to incur increased capital expenditures and operating costs.

In 2012, USEPA established the NSPS rule for oil and natural gas production, transmission, and distribution, and also made significant revisions to the existing National Emission Standards for Hazardous Air Pollutants (“NESHAP”) rules for oil and natural gas production, transmission, and storage facilities. These rules require oil and natural gas production facilities to conduct “green completions” for hydraulic fracturing, which is recovering rather than venting the gas and natural gas liquids that come to the surface during completion of the fracturing process. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment.  Both the NSPS and NESHAP rules continue to evolve based on new information and changing environmental concerns. The NSPS rule was most recently revised in August 2015, 80 Fed. Reg. 48262 (Aug. 12, 2015), and it will be revised again when USEPA finalizes the rulemaking to implement the national methane reduction strategy (see “Item 1. Business- Environmental Matters and Regulation - Greenhouse Gas Regulation and Climate Change”). In November 2015, USEPA issued a formal request for data and information which suggests that the agency may revise the NESHAP rules in the near future.  In addition to these USEPA rules, BLM released a proposed rule in January 2016 to reduce oil and gas industry emissions and minimize waste of produced gas from Federal and Indian leases.

States are also proposing increasingly stringent requirements for air pollution control and permitting for well sites and compressor stations. For example, in January 2016, the Governor of Pennsylvania announced a comprehensive new regulatory strategy for reducing methane emissions from new and existing oil and natural gas operations, including well sites, compressor stations, and pipelines. Implementation of this strategy will result in significant changes to the air permitting and pollution control standards that apply to the oil and gas industry in Pennsylvania.  It may also influence air programs in other oil and gas-producing states.  Moreover West Virginia issued General Permit 70-A for natural gas production facilities at the well site in 2013.  In response to industry concerns regarding the restrictiveness of the general permit, in November 2015, West Virginia issued General Permit 70-B which provides more flexibility for emission sources located at the well site.

Overall, compliance with new rules regulating air emissions from ARP’s or AGP’s operations could result in significant costs, including increased capital expenditures and operating costs, and could affect the results of their business.

Impact fees and severance taxes could materially increase liabilities.

In an effort to offset budget deficits and fund state programs, many states have imposed impact fees and/or severance taxes on the natural gas industry. In February 2012, the Commonwealth of Pennsylvania enacted an “impact fee” on unconventional natural gas and oil production which includes the Marcellus Shale. The impact fee is based upon the year a well is spudded and varies, like most severance taxes, based upon natural gas prices.  For the year ended December 31, 2015, we estimated that the impact fee for our wells, including the wells in our Drilling Partnerships will approximately $880,000.  This is compared to an impact fee of approximately $1.0 million for the year ended December 31, 2014, an impact fee of approximately $1.7 million for the year ended December 2013 and an impact fee of approximately $2.0 for year ended December 31, 2012.

Because ARP and AGP handle natural gas, NGLs and oil, we may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of substances into the environment.

How ARP and AGP plan, design, drill, install, operate and abandon natural gas wells and associated facilities are matters subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example:

•	the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions;

•

the federal Clean Water Act and comparable state laws and regulations that impose obligations related to spills, releases, streams, wetlands and discharges of pollutants into regulated bodies of water;

•

the federal Resource Conservation and Recovery Act, or “RCRA,” and comparable state laws that impose requirements for the handling and disposal of waste, including produced waters, from ARP’s and our Development Subsidiary’s facilities;

•

the federal Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by ARP or AGP or at locations to which we have sent waste for disposal; and

•	wildlife protection laws and regulations such as the Migratory Bird Treaty Act that requires operators to cover reserve pits during the cleanup phase of the pit, if the pit is open more than 90 days.

Complying with these requirements is expected to increase costs and prompt delays in natural gas production. There can be no assurance that we will be able to obtain all necessary permits and, if obtained, that the costs associated with obtaining such permits will not exceed those that previously had been estimated. It is possible that the costs and delays associated with compliance with such requirements could cause ARP or AGP to delay or abandon the further development of certain properties.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. These enforcement actions may be handled by USEPA and/or the appropriate state agency. In some cases, USEPA has taken a heightened role in enforcement activities targeting the oil and gas extraction sector. For example, in 2011, USEPA Region III requested the lead on all oil and gas related violations in the United States Army Corps of Engineers’ Pittsburgh District. USEPA, the United States Army Corps of Engineers and the United States Department of Justice have been actively pursuing instances of unpermitted stream and wetland impacts, particularly for activities occurring in West Virginia. We also understand that USEPA has taken an increased interest in assessing operator compliance with the Spill Prevention, Control and Countermeasures regulations, set forth at 40 CFR Part 112.

Certain environmental statutes, including RCRA, CERCLA, the federal Oil Pollution Act and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where certain substances have been disposed of or otherwise released, whether caused by our, ARP’s or AGP’s operations, the past operations of its predecessors or third parties. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

There is an inherent risk that we may incur environmental costs and liabilities due to the nature of the businesses and the substances handled. For example, an accidental release from one of ARP’s or AGP’s wells could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for related violations of environmental laws or regulations. Moreover, the possibility exists that stricter laws, regulations or enforcement policies may be enacted or adopted and could significantly increase our compliance costs and the cost of any remediation that may become necessary. ARP and AGP may not be able to recover remediation costs under their insurance policies.

ARP and AGP are subject to comprehensive federal, state, local and other laws and regulations that could increase the cost and alter the manner or feasibility of doing business.

ARP’s and AGP’s operations are regulated extensively at the federal, state and local levels. The regulatory environment in which we operate includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities. In addition, our activities will be subject to the regulations regarding conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of natural gas and oil we may produce and sell. A major risk inherent in a drilling plan is the need to obtain drilling permits from state agencies and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could inhibit our ability to develop our respective properties. The natural gas and oil regulatory environment could also change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, reduce our profitability. For example, Pennsylvania’s 2012 Oil and Gas Act imposes significant, costly requirements on the natural gas industry, including the imposition of increased bonding requirements and impact fees for unconventional gas wells, based on the price of natural gas and the age of the unconventional gas well. PADEP’s proposed regulatory amendments associated with this legislation, when finalized will affect how natural gas operations are conducted in Pennsylvania. Moreover, PADEP has indicated that more regulatory amendments are likely to be proposed in 2016. West Virginia has promulgated regulations associated with its existing Horizontal Well Control Act and has developed new aboveground storage tank laws that are being applied broadly and impose stringent requirements that affect the natural gas industry. ARP and AGP may be put at a competitive disadvantage to larger companies in the industry that can spread these additional costs over a greater number of wells and these increased regulatory hurdles over a larger operating staff.

Estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our, ARP’s or AGP’s reserves.

Underground accumulations of natural gas and oil cannot be measured in an exact way. Natural gas and oil reserve engineering requires subjective estimates of underground accumulations of natural gas and oil and assumptions concerning future natural gas prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Our, ARP’s and AGP’s engineers prepare estimates of our proved reserves. Over time, our internal engineers may make material changes to reserve estimates taking into account the results of actual drilling and production. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Also, we will make certain assumptions regarding future natural gas prices, production levels and operating and development costs that may prove incorrect. Any significant variance from these assumptions by actual figures could greatly affect estimates of reserves, the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. Our, ARP’s and AGP’s PV-10 and standardized measure are calculated using natural gas prices that do not include financial hedges. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of natural gas and oil we ultimately recover being different from the reserve estimates.

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

ARP has sponsored limited and general partnerships to finance certain of its development drilling activities. Accordingly, the amount of development activities that ARP will undertake depends in large part upon its ability to obtain investor subscriptions to invest in these partnerships. ARP raised $59.3 million in 2015, $166.8 million in 2014 and $150.0 million in 2013. In the future, ARP may not be successful in raising funds through these Drilling Partnerships at these same levels, and it also may not be successful in increasing the amount of funds it raises. ARP’s ability to raise funds through its Drilling Partnerships depends in large part upon the perception of investors of their potential return on their investment and their tax benefits from investing in them, which perception is influenced significantly by ARP’s historical track record of generating returns and tax benefits to the investors in its existing partnerships.

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

Under current federal tax laws, there are tax benefits to investing in Drilling Partnerships, including deductions for intangible drilling costs and depletion deductions. Both the Obama Administration’s budget proposal for fiscal year 2017 and other recently introduced legislation included proposals that would, among other things, eliminate or reduce certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs and certain environmental clean-up costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted in future years and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development. The repeal of these oil and gas tax benefits, if it happens, would result in a substantial decrease in tax benefits associated with an investment in ARP’s Drilling Partnerships. These or other changes to federal tax law may make investment in the Drilling Partnerships less attractive and, thus, reduce ARP’s ability to obtain funding from this significant source of capital funds.

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

ARP has agreed to subordinate a portion of its share of production revenues, net of corresponding production costs, to specified returns to the investor partners in the Drilling Partnerships, typically 10% to 12% per year for the first five to eight years of distributions. Thus, ARP’s revenues from a particular Drilling Partnership will decrease if the Drilling Partnership does not achieve the specified minimum return. For the year ended December 31, 2015, $1.7 million of ARP’s revenues, net of corresponding production costs, were subordinated, which reduced ARP’s cash distributions received from the Drilling Partnerships.  For the year ended December 31, 2014, the subordinated amount, net or corresponding production costs, was $5.3 million and for the year ended December 31, 2013, it was $9.6 million.

Risks Relating to the Ownership of Our Common Units

Our common units are quoted on the OTCQX and have a limited trading market.

As of March 21, 2016, our common units commenced being quoted on the OTCQX Best Market (the “OTCQX).  The OTCQX is not an exchange and the quotation of our common units on the OTCQX does not assure that a liquid trading market exists or will develop. Securities traded on the OTCQX marketplace generally have limited trading volume and exhibit a wider spread between the bid/ask quotations compared to securities traded on national securities exchanges such as the NYSE, on which our common units were previously listed. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common units. This significantly limits the liquidity of the common units and may adversely affect the market price of our common units.  Moreover, a significant number of institutional investors have investment policies that prohibit them from trading in securities on the OTCQX marketplace.  In addition, since our common units are quoted on the OTCQX, our common units are not “covered securities” for purposes of the Securities Act and our unitholders may face significant restrictions on the resale of our common units due to a state’s own securities laws, often called “blue sky” laws.  Not being listed on a national securities exchange and a limited trading market may also impair our ability to raise additional financing through public or private sales of equity securities and could also have other negative results, including the loss of institutional investor interest and fewer business development opportunities.

If our unit price declines, common unitholders could lose a significant part of their investment.

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

•	fluctuations in natural gas and oil prices;
•	changes in market valuations of similar companies;
•	departures of key personnel;
•	commencement of or involvement in litigation;
•	variations in our quarterly results of operations or those of other natural gas and oil companies;
•	variations in the amount of our quarterly cash distributions;
•	limited trading liquidity in our common units as a result of our common units being quoted on the OTCQX and not listed on a national securities exchange;

•	future issuances and sales of our units; and
•	changes in general conditions in the U.S. economy, financial markets or the natural gas and oil industry.

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

Credit markets are continuing to experience low interest rates. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our, ARP’s and AGP’s financing costs to increase accordingly. As with other yield-oriented securities, our unit price is affected by the level of our, ARP’s and AGP’s cash distributions, if any, and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units. A rising interest rate environment could have an adverse impact on our unit price and our, ARP’s and AGP’s ability to issue additional equity or to incur debt to make acquisitions or for other purposes and could affect our, ARP’s and AGP’s ability to make cash distributions.

The amount of cash we have available for distribution to unitholders, if any, depends primarily on our cash flow and not solely on profitability.

The amount of cash that we have available for distribution, if any, depends primarily on our cash flow, including cash reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses, and we may not make cash distributions during periods when we record net income.

Covenants in our debt documents have restrictions and financial covenants that may restrict our ability to pay distributions to our unitholders.

Our credit facilities contain various restrictive covenants that limit our ability to, among other things, pay distributions or redeem or repurchase our securities.  In addition, our debt documents require us to maintain specified financial ratios.  Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet those tests.  These restrictions and financial covenants may restrict our ability to pay distributions to our unitholders.

We may issue additional common units without the consent of our unitholders, which will dilute existing members’ ownership interest in us and may increase the risk that we will not have sufficient available cash to make distributions.

Our limited liability company agreement authorizes us to issue an unlimited number of limited liability company interests of any type without the approval of our unitholders on terms and conditions established by our board of directors at any time subject to certain limitations. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;
•	the amount of cash available for distribution on each unit may decrease;
•	the relative voting strength of each previously outstanding unit may be diminished;
•	the ratio of taxable income to distributions may increase; and
•	the market price of the common units may decline.

In addition, the payment of distributions on any additional units may increase the risk that we will not be able to make distributions. To the extent new units are senior to our common units, their issuance will increase the uncertainty of the payment of distributions on our common units.

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

The sale or exchange of 50% or more of our, ARP’s or AGP’s capital and profits interest within a 12-month period will result in the termination of our, ARP’s or AGP’s partnership for U.S. federal income tax purposes.

We will be considered to have terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interest in our capital and profits within a 12-month period. Likewise, ARP or AGP will be considered to have terminated their partnerships for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interest in their capital and profits within a 12-month period. The termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income for the year in which the termination occurs. Thus, if this occurs, the unitholder will be allocated an increased amount of U.S. federal taxable income for the year in which we are considered to be terminated as a percentage of the cash distributed to the unitholder with respect to that period.

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

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we, ARP or AGP do business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We, ARP and AGP presently anticipate that substantially all of our income will be generated in Alabama, Colorado, Indiana, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wyoming. As we make acquisitions or expand our businesses, we may do business or own assets in other states in the future. It is the responsibility of each unitholder to file all U.S. federal, foreign, state and local tax returns that may be required of such unitholder.

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

Risks Relating to Our Conflicts of Interest

Although we control ARP and AGP, we owe duties to each such entity and its unitholders, which may conflict with our interests.

Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, including between us (as the general partner of ARP), on the one hand, and ARP and its limited partners, on the other hand, as well as between the general partner of AGP, on the one hand, and AGP and its limited partners, on the other hand. Our directors and officers and AGP’s general partner each have a duty to manage each limited partnership in a manner beneficial to us, its owner. At the same time, these directors and officers have a duty to manage each partnership in a manner they believe is beneficial to the partnership’s interests. Our board of directors and the board of directors of AGP’s general partner, or our or AGP’s respective conflicts committees, will resolve any such conflict and have broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

Conflicts of interest may arise in the following situations, among others:

•	the allocation of shared overhead expenses;

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and ARP or AGP, on the other hand;

•	the determination and timing of the amount of cash to be distributed to our and our subsidiaries’ partners and the amount of cash reserved for the future conduct of their businesses;

•	the decision as to whether the limited partnerships should make acquisitions, and on what terms; and

•	any decision we make in the future to engage in business activities independent of, or in competition with our subsidiaries.

Certain of our officers and directors may have actual or potential conflicts of interest because of their positions, and their duties may conflict with those of the officers of ARP or officer and directors of AGP’s general partner.

Our officers and directors have duties to manage our business in a manner beneficial to us but since we are also the general partner of ARP, our directors have duties to manage ARP in a manner beneficial to ARP. Certain of our executive officers and non-independent directors also serve as executive officers and directors of AGP’s general partner, and, as a result, have duties to manage AGP in a manner beneficial to it. Consequently, these directors and officers may encounter situations in which their obligations to one or more of our subsidiaries, on one hand, and us, on the other hand, are in conflict. The resolution of these conflicts of interest may not always be in our best interest or that of our unitholders. Additionally, some directors and officers may own units, options to purchase units or other equity awards which may be significant for some of these persons. Their positions, and the ownership of such equity or equity awards creates, or may create the appearance of, conflicts of interest when they are faced with decisions that could have different implications for such subsidiaries than the decisions have for us.

Our affiliates and ARP or AGP may in certain circumstances compete with us or with each other, which could cause conflicts of interest and limit our ability to acquire additional assets or businesses, and this could adversely affect our results of operations and potential cash available for distribution to our unitholders.

Neither our limited liability company agreement nor the partnership agreements of ARP or AGP prohibit ARP, AGP or our affiliates from owning assets or engaging in businesses that compete directly or indirectly with us, our affiliates, ARP or AGP. In addition, ARP, AGP and their affiliates may acquire, develop or dispose of additional assets related to the production and development of oil, natural gas and NGLs or other assets in the future, without any obligation to offer us the opportunity to purchase or develop any of those assets. As a result, competition among these entities could adversely affect our, ARP’s and AGP’s results of operations and cash available for paying required debt service on our credit facilities or making distributions.

Pursuant to the terms of our limited liability company agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to our directors or executive officers or any of their affiliates. Some of these executive officers and directors also serve as officers of ARP and/or AGP. No such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any unitholder for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Therefore, ARP, AGP and their affiliates may compete with us for investment opportunities and may own an interest in entities that compete with us on an operations basis.

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

Natural Gas and Oil Reserves

The following tables summarize information regarding ARP’s and AGP’s estimated proved natural gas, oil and NGL reserves as of December 31, 2015. Proved reserves are the estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to ARP’s and AGP’s direct ownership interests in oil and gas properties as well as the reserves attributable to ARP’s percentage interests in the oil and gas properties owned by Drilling Partnerships in which ARP owns partnership interests. All of the reserves are located in the United States. AGP and ARP base these estimated proved natural gas, oil and NGL reserves and future net revenues of natural gas, oil and NGL reserves upon reports prepared independent third-party engineers. AGP and ARP have adjusted these estimates to reflect the settlement of asset retirement obligations on gas and oil properties. A summary of the reserve reports related to AGP’s estimated proved reserves at December 31, 2015 is included as Exhibit 99.1 to this report. A summary of the reserve reports related to ARP’s estimated proved reserves at December 31, 2015 are included as Exhibits 99.2 and 99.3 which were previously filed with Atlas Resource Partners, L.P.’s annual report on Form 10-K filed on March 7, 2016. In accordance with SEC guidelines, AGP and ARP make the standardized measure estimates of future net cash flows from proved reserves using natural gas, oil and NGL sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. ARP’s and AGP’s estimates of proved reserves are calculated on the basis of the unweighted adjusted average of the first-day-of-the-month price for each month during the years ended December 31, 2015 and 2014, and are listed below as of the dates indicated:

	December 31,
Unadjusted Prices(1)	2015	2014
Natural gas (per Mcf)	$2.59	$4.35
Oil (per Bbl)	$50.28	$94.99
NGLs (per Bbl)	$11.02	$30.21

Average Realized Prices, Before Hedge(1)(2)
Natural gas (per Mcf)	$2.21	$3.93
Oil (per Bbl)	$44.28	$82.42
NGLs (per Bbl)	$12.77	$29.37

(1)	“Mcf” represents thousand cubic feet; and “Bbl” represents barrels.
(2)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for years ended December 31, 2015 and 2014. Including the effect of this subordination, the average realized sales price was $2.19 per Mcf before the effects of financial hedging and $3.84 per Mcf before the effects of financial hedging for years ended December 31, 2015 and 2014, respectively.

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

The preparation of ARP’s and AGP’s natural gas, oil and NGL reserve estimates were completed in accordance with prescribed internal control procedures by reserve engineers. Other than for ARP’s Rangely assets, for the periods presented, Wright & Company, Inc., was retained to prepare a report of proved reserves. The reserve information includes natural gas and oil reserves which are all located in the United States. The independent reserves engineer’s evaluation was based on more than 39 years of experience in the estimation and evaluation of petroleum reserves, specified economic parameters, operating conditions and government regulations. For ARP’s Rangely assets, Cawley, Gillespie and Associates, Inc. was retained to prepare a report of proved reserves. The independent reserves engineer’s evaluation was based on more than 33 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. ARP’s and AGP’s internal control procedures include verification of input data delivered to its third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by ARP’s and AGP’s Senior Reserve Engineer, who is a member of the Society of Petroleum Engineers and has more than 17 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by our senior engineering staff and management, with final approval by our Senior Vice President.

Results of drilling, testing and production subsequent to the date of the estimate may justify revision of these estimates. Future prices received from the sale of natural gas, oil and NGLs may be different from those estimated by our independent third-party engineers in preparing its reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. ARP’s and AGP’s estimated standardized measure values may not be representative of the current or future fair market value of proved natural gas and oil properties. Standardized measure values are based upon projected cash inflows, which do not provide for changes in natural gas, oil and NGL prices or for the escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

AGP and ARP evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas and oil reserves. AGP and ARP deduct operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. AGP and ARP base the estimates on operating methods and conditions prevailing as of the dates indicated:

	Proved Reserves at December 31,
	2015	2014
Proved reserves:
Natural gas reserves (MMcf):(1)
Proved developed reserves	568,794	889,073
Proved undeveloped reserves(2)	38,892	175,804
Total proved reserves of natural gas	607,686	1,064,877
Oil reserves (MBbl):(1)
Proved developed reserves	27,130	31,150
Proved undeveloped reserves(2)	25,453	31,799
Total proved reserves of oil	52,583	62,949
NGL reserves (MBbl):
Proved developed reserves	6,489	12,210
Proved undeveloped reserves(2)	1,987	11,170
Total proved reserves of NGL	8,476	23,380
Total proved reserves (MMcfe)(1)	974,042	1,582,853
Standardized measure of discounted future cash flows (in thousands)(3)	$575,231	$2,236,764

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

(3)

Standardized measure is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC without giving effect to non-property related expenses, such as general and administrative expenses, interest and income tax expenses, or to depletion, depreciation and amortization. The future cash flows are discounted using an annual discount rate of 10%. Standardized measure does not give effect to commodity derivative contracts. Because we and ARP are taxed as partnerships, no provision for federal or state income taxes has been included in the December 31, 2015 and 2014 calculations of standardized measure, which is, therefore, the same as the PV-10 value. Standardized measure for the years ended December 31, 2015 and 2014 includes approximately ($23.7) million and $(36.7) million related to the present value of future cash flows from plugging and abandonment of wells, including the estimated salvage value. These amounts were not included in the summary reserve reports that appear in Exhibits 99.1 in this report and Exhibits 99.2 and 99.3 to the previously filed Atlas Resource Partners, L.P.’s annual report on Form 10-K filed on March 7, 2016.

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

Proved Undeveloped Reserves (“PUDs”)

PUD Locations. None of ARP’s or AGP’s proved undeveloped reserves as of December 31, 2015 are scheduled to be developed on a date more than five years from the date of the initial disclosure of the reserves as proved undeveloped reserves. ARP had 102 PUD locations totaling approximately 162 Bcfe of natural gas, oil and NGLs. These PUDS are based on the definition of PUD’s in accordance with the SEC’s rules allowing the use of techniques that have been proven effective through documented evidence, such as actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

ARP’s Changes in PUDs. Changes in PUDS that occurred during the year ended December 31, 2015 were due to ARP’s:

•	addition of approximately 76 Bcfe due to our drilling and leasing activity as well as locations purchased in the Eagle Ford Shale offset by
•	negative revisions of approximately 219 Bcfe in PUDs primarily due to the reduction of our five year drilling plans and unfavorable pricing environment.

ARP’s Development Costs. Costs incurred related to the development of ARP’s PUDs were approximately $28.0 million, $164.9 million and $103.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, approximately 21 Bcfe, 41.2 Bcfe and 58.4 Bcfe of ARP’s reserves, respectively, were converted from PUDs to proved developed reserves. See “Item 1: Business - Overview” for further information. As of December 31, 2015, there were no ARP PUDs that had remained undeveloped for five years or more.  The proved undeveloped reserves disclosed as of December 31, 2015 are included within our five-year development plan and will be developed within five years of the initial disclosure.

AGP’s Changes in PUDs. Changes in PUDs that occurred during the year ended December 31, 2015 were due to AGP’s:

•	addition of approximately 6.6 Net Bcfe due to our drilling activity in the Eagle Ford Shale;
•	negative revisions of approximately 52.7 Net Bcfe in PUDs primarily due to our assignment of Eagle Ford PUDs to ARP; and reduction of development plans in the Marble Falls; and
•	negative revisions of approximately 3.3 Net Bcfe in PUDs primarily due to SEC five year booking rule constraints.

AGP’s Development Costs. Costs incurred related to the development of AGP’s PUDs were approximately $21.1 million for the year ended December 31, 2015. There were no costs incurred related to the development of AGP’s PUDs for the years ended December 31, 2014 and 2013. During the year ended December 31, 2015, approximately 12.0 Net Bcfe of AGP’s reserves were converted from PUDs to proved developed reserves. All of the 12.0 Net Bcfe of AGP’s reserves converted from PUDs to proved developed reserves during the year ended December 31, 2015 is related to PUDs acquired and developed during the year. During the years ended December 31, 2014 and 2013, none of AGP’s reserves were converted from PUDs to proved developed reserves. As of December 31, 2015 and 2014, there were no PUDs that had remained undeveloped for five years or more.

Productive Wells

The following table sets forth information regarding productive natural gas and oil wells in which AGP and ARP have a working interest as of December 31, 2015. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which AGP and ARP have an interest, directly or through ARP’s ownership interests in Drilling Partnerships, and net wells are the sum of ARP’s and AGP’s fractional working interests in gross wells, based on the percentage interest ARP owns in the Drilling Partnership that owns the wells:

	Number of productive wells(1)
Atlas Growth Partners:	Gross	Net
Marble Falls:
Gas wells	9.0	9.0
Oil wells	4.0	4.0
Total	13.0	13.0
Mississippi Lime:
Gas wells	2.0	0.2
Oil wells	—	—
Total	2.0	0.2
Eagle Ford:
Gas wells	—	—
Oil wells(2)	10.0	10.0
Total	10.0	10.0
Total:
Gas wells	11.0	9.2
Oil wells	14.0	14.0
Total	25.0	23.2

	Number of Productive Wells(1)(3)
Atlas Resource Partners:	Gross	Net
Appalachia:
Gas wells	7,581	3,790
Oil wells	456	344
Total	8,037	4,134
Coal-bed Methane(4):
Gas wells	3,646	2,896
Oil wells	—	—
Total	3,646	2,896
Barnett/Marble Falls:
Gas wells	643	511
Oil wells	60	38
Total	703	549
Mississippi Lime/Hunton:
Gas wells	106	60
Oil wells	—	—
Total	106	60
Rangely/Eagle Ford:
Gas wells	—	—
Oil wells	427	125
Total	427	125
Other operating areas(5):
Gas wells	759	237
Oil wells	2	1
Total	761	238
Total:
Gas wells	12,735	7,494
Oil wells	945	508
Total	13,680	8,002

(1)

There were no exploratory wells drilled by ARP or AGP during the years ended December 31, 2015, 2014 and 2013; there were no gross or net dry wells within ARP’s or AGP’s operating areas during the years ended December 31, 2015, 2014 and 2013.

(2)

AGP’s ten productive wells include eight producing wells and two wells that were drilled and completed and were capable of production as of December 31, 2015. The two wells that were capable of production as of December 31, 2015 were subsequently turned in line on January 12, 2016 and therefore meet the definition of a productive well at that date.

(3)

Includes ARP’s proportionate interest in wells owned by 60 Drilling Partnerships for which it serves as managing general partner and various joint ventures. This does not include royalty or overriding interests in 778 ARP wells.

(4)

Coal-bed methane for ARP includes its production located in the Arkoma Basin in eastern Oklahoma, the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the Central Appalachian Basin in Virginia and West Virginia.

(5)	Other operating areas include ARP’s production located in the Chattanooga, New Albany Shale and the Niobrara Shale.

Developed and Undeveloped Acreage

The following table sets forth information about ARP’s and AGP’s developed and undeveloped natural gas and oil acreage as of December 31, 2015. The information in this table includes ARP’s proportionate interest in acreage owned by Drilling Partnerships.

	Developed acreage(1)		Undeveloped acreage(2)
Atlas Growth Partners:	Gross(3)	Net(4)	Gross(3)	Net(4)
Texas	3,755	3,667	1,432	1,380
Oklahoma	76	9	—	—
Total	3,831	3,676	1,432	1,380

	Developed acreage(1)		Undeveloped acreage(2)
Atlas Resource Partners:	Gross(3)	Net(4)	Gross(3)	Net(4)
West Virginia	148,789	82,552	7,019	3,447
Pennsylvania	153,396	76,178	2,272	2,240
New Mexico	126,246	126,246	447,713	447,713
Ohio(5)	109,703	101,692	99,379	97,000
Texas	78,469	66,909	47,641	33,396
Alabama	57,600	56,494	3,973	2,383
Colorado	39,778	30,483	20,485	20,485
Indiana	32,835	27,275	38,228	32,537
Wyoming(6)	—	—	—	—
Oklahoma	125,929	95,029	77,798	37,413
Tennessee	20,119	8,409	42,496	42,296
New York	13,244	12,113	20,919	18,898
Virginia	5,240	4,004	2,237	2,086
Other	2,145	983	3,268	3,050
Total	913,493	688,367	813,428	742,944

(1)	Developed acres are acres spaced or assigned to productive wells.
(2)

Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether such acreage contains proved reserves.

(3)	A gross acre is an acre in which AGP or ARP own a working interest. The number of gross acres is the total number of acres in which AGP or ARP own a working interest.
(4)	Net acres is the sum of the fractional working interests owned in gross acres. For example, a 50% working interest in an acre is one gross acre but is 0.5 net acres.
(5)	Includes ARP’s Utica Shale natural gas and oil rights on approximately 1,394 net acres under new leases taken in Ohio that remain undeveloped.
(6)	County Line acreage sold to Carbon Creek Energy in October 2015.

The leases for ARP’s and AGP’s developed acreage generally have terms that extend for the life of the wells, while the leases on ARP’s and AGP’s undeveloped acreage have terms that vary from less than one year to five years. There are no concessions for undeveloped acreage as of December 31, 2015. As of December 31, 2015, leases covering approximately 67 of AGP’s net undeveloped acres, or 4.9%, are scheduled to expire on or before December 31, 2016, while leases covering approximately 4,702 of ARP’s 742,944 net undeveloped acres, or 0.6%, are scheduled to expire on or before December 31, 2016. An additional 1.1% of AGP’s net undeveloped acres are scheduled to expire in 2017. An additional 1.6% and 0.2% of ARP’s net undeveloped acres are scheduled to expire in each of the years 2017 and 2018, respectively. No leases covering AGP’s net undeveloped acres are scheduled to expire in 2018.

We believe that AGP and ARP hold good and indefeasible title to producing properties, in accordance with standards generally accepted in the industry, subject to exceptions stated in the opinions of counsel employed by AGP and ARP in the various areas in which AGP and ARP conduct activities. We do not believe that these exceptions detract substantially from AGP or ARP’s use of any property. As is customary in the industry, AGP and ARP conduct only a perfunctory title examination at the time we or it acquire a property. Before commencing drilling operations, AGP and ARP conduct an extensive title examination and perform curative work on defects that are deemed significant. ARP, AGP, or our predecessors have obtained title examinations for substantially all of ARP’s and AGP’s managed producing properties. No single property represents a material portion of our, ARP’s, or AGP’s holdings.

ARP’s and AGP’s properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. These properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with ARP’s or AGP’s use of our or its properties.

ITEM 3:	LEGAL PROCEEDINGS

We and our subsidiaries are party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. See “Item 8: Financial Statements and Supplementary Data – Note 11”.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on March 2, 2015 on the New York Stock Exchange (“NYSE”).  On March 18, 2016, we were notified by the NYSE that it had determined to commence proceedings to delist our common units.  Our common units began trading on March 21, 2016 on the OTCQX and are traded under the ticker symbol “ATLS”. On March 24, 2016, there were 160 holders of record of our common units. The following table sets forth the high and low sales price per unit of our common units as reported by the NYSE and the cash distributions declared by quarter per unit on our common units since March 2, 2015:

			Cash Distribution per Common Unit
	High	Low	Declared(1)
Year ended December 31, 2015:
Fourth quarter	$2.92	$0.62	$—
Third quarter	$5.12	$2.06	$—
Second quarter	$8.05	$4.95	$—
First quarter(2)	$10.25	$5.81	$—

(1)

The determination of the amount of future cash distributions declared, if any, is at the sole discretion of our General Partner’s board of directors and will depend on various factors affecting our financial conditions and other matters the board of directors deems relevant.

(2)	Reflects the high and low sales price per unit during the period from March 2, 2015, the date our common units began trading “regular way,” to March 31, 2015.

For information concerning common units authorized for issuance under our long-term incentive plan, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters – Equity Compensation Plan Information”.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected historical combined consolidated financial data table reflects our financial position and results of operations, including the assets and liabilities and related results of operations transferred to us by our former parent, Atlas Energy, L.P. (“Atlas Energy”).  We consist of Atlas Energy’s interests in the following:

•

100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest (consisting of 20,962,485 common and 3,749,986 preferred limited partner units) in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities;

•

80.0% general partner interest and a 2.1% limited partner interest in Atlas Growth Partners, L.P. (“AGP”), a partnership that currently conducts natural gas and oil operations in the mid-continent region of the United States; and

•

15.9% general partner interest and 12.0% limited partner interest in Lightfoot Capital Partners, L.P. and Lightfoot Capital Partners GP, LLC, its general partner, which incubate new MLPs and invest in existing MLPs;

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

We have derived the selected financial data set forth in the following table for each of the years ended December 31, 2015, 2014 and 2013 from our combined consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, independent registered public accounting firm. We derived the selected financial data for the years ended December 31, 2012 and 2011, with the exception of combined consolidated balance sheet data for the year ended December 31, 2011, from our combined consolidated financial statements not included in this report, which have been audited by Grant Thornton LLP. We derived the combined consolidated balance sheet data for the year ended December 31, 2011 from our unaudited combined consolidated financial statements, which are not included in this report. The unaudited combined consolidated financial statements have been prepared on the same basis as the audited combined consolidated financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth herein.

The combined consolidated financial statements include our accounts and that of our consolidated subsidiaries, all of which are wholly owned at December 31, 2015, except for ARP and AGP, which we control (see “Item 8: Financial Statements and Supplementary Data - Note 2”). Due to the structure of our ownership interests in ARP and AGP, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP and AGP into our combined consolidated financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP and AGP are reflected as income (loss) attributable to non-controlling interests in our combined consolidated statements of operations and as a component of equity on our combined consolidated balance sheets. Throughout this section, when we refer to “our” combined consolidated financial statements, we are referring to the consolidated results for us and our wholly owned subsidiaries and the consolidated results of ARP and AGP, adjusted for non-controlling interests.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of operations data:	(in thousands, except per unit data)
Revenues:
Gas and oil production	$368,845	$475,758	$273,906	$92,901	$66,979
Well construction and completion	76,505	173,564	167,883	131,496	135,283
Gathering and processing	7,431	14,107	15,676	16,267	17,746
Administration and oversight	7,812	15,564	12,277	11,810	7,741
Well services	23,822	24,959	19,492	20,041	19,803
Gain on mark-to-market derivatives	268,085	—	—	—	—
Other, net	993	4,558	(14,135)	(3,346)	16,527
Total revenues	753,493	708,510	475,099	269,169	264,079
Costs and expenses:
Gas and oil production	171,882	184,296	100,178	26,624	17,100
Well construction and completion	66,526	150,925	145,985	114,079	115,630
Gathering and processing	9,613	15,525	18,012	19,491	20,842
Well services	9,162	10,007	9,515	9,280	8,738
General and administrative	109,569	90,476	89,957	75,475	27,688
Chevron transaction expense	—	—	—	7,670	—
Depreciation, depletion and amortization	166,929	242,079	139,916	52,582	31,938
Asset impairment	973,981	580,654	38,014	9,507	6,995
Total costs and expenses	1,507,662	1,273,962	541,577	314,708	228,931
Operating income (loss)	(754,169)	(565,452)	(66,478)	(45,539)	35,148
Gain (loss) on asset sales and disposal	(1,181)	(1,859)	(987)	(6,980)	90
Interest expense	(125,658)	(73,435)	(39,712)	(4,548)	(4,244)
Loss on extinguishment of debt	(4,726)	—	—	—	—
Net income (loss)	$(885,734)	$(640,746)	$(107,177)	$(57,067)	$30,994
Balance sheet data (at period end):
Property, plant and equipment, net	$1,316,897	$2,419,289	$2,186,683	$1,302,228	$525,454
Total assets	1,918,114	3,026,315	2,455,870	1,526,652	732,641
Total debt, including current portion	1,607,182	1,542,585	1,091,959	357,050	—
Total equity	7,959	915,215	1,043,996	868,804	485,348
Cash flow data:
Net cash provided by operating activities	$7,065	$76,087	$3,841	$13,524	$83,410
Net cash used in investing activities	(277,915)	(962,947)	(1,053,524)	(837,825)	(57,984)
Net cash provided by financing activities	243,706	934,593	1,037,038	792,863	29,282
Capital expenditures	(156,360)	(225,636)	(267,480)	(127,226)	(47,324)

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The historical financial statements included in this Annual Report reflect substantially all the assets, liabilities and operations of our and Atlas Energy’s controlled subsidiaries contributed to us on February 27, 2015. The discussion and analysis presented below refer to and should be read in conjunction with “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplementary Data”, which contains our combined consolidated financial statements. The discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in “Item 1A: Risk Factors” and “Forward-Looking Statements”.

We believe the assumptions underlying the combined consolidated financial statements are reasonable. The historical financial statements included in this Form 10-K reflect substantially all the assets and liabilities transferred from our former owner, Atlas Energy, on February 27, 2015. However, our historical combined consolidated financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what they would have been had our predecessor been a separate, stand-alone company during the periods presented.

Unless the context otherwise requires, references in this Annual Report to “the Company,” “we,” “us,” “our” and “our company,” when used in a historical context or in the present tense, refer to the businesses and subsidiaries owned by Atlas Energy Group, LLC, a Delaware limited liability company, and its combined subsidiaries or that Atlas Energy contributed to Atlas Energy Group, LLC in connection with the separation and distribution on February 27, 2015 and refer to Atlas Energy Group, LLC, a Delaware limited liability company, and its combined subsidiaries. References to “Atlas Energy, L.P.” or “Atlas Energy” refer to Atlas Energy, L.P. and its consolidated subsidiaries, unless the context otherwise requires. References to “Atlas Energy Group, LLC” prior to the separation refer to Atlas Energy Group, LLC, a Delaware limited liability company that is currently the general partner of ARP at December 31, 2015. References in this Annual Report to “ARP” or “Atlas Resource Partners” refer to Atlas Resource Partners, L.P., a Delaware limited partnership, and references to “AGP” or “Atlas Growth Partners” refer to Atlas Growth Partners, L.P., a Delaware limited partnership.

GENERAL

We are a Delaware limited liability company formed in October 2011. At December 31, 2015, our operations primarily consisted of our ownership interests in the following:

•

100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest (consisting of 20,962,485 common and 3,749,986 preferred limited partner units) in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master limited partnership (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities;

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

Our combined consolidated financial statements contain our accounts and those of our combined consolidated subsidiaries, all of which are wholly-owned at December 31, 2015, except for ARP and AGP, which we control. Due to the structure of our ownership interests in ARP and AGP, in accordance with generally accepted accounting principles, we consolidate the financial statements of ARP and AGP into our combined consolidated financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in ARP and AGP are reflected as income (loss) attributable to non-controlling interests in our combined consolidated statements of operations and as a component of unitholders’ equity on our combined consolidated balance sheets. Throughout this section, when we refer to “our” combined consolidated financial statements, we are referring to the combined consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP and AGP, adjusted for non-controlling interests in ARP and AGP. All significant intercompany transactions and balances have been eliminated in the combination of the financial statements. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

SUBSEQUENT EVENTS

First Lien Credit Agreement Amendment. On March 30, 2016, we and New Atlas Holdings, LLC (the “Borrower”) and Atlas Lightfoot, LLC, entered into a third amendment (the “Third Amendment”) to that certain Credit Agreement with Riverstone Credit Partners, L.P., as administrative agent (“Riverstone”), and the lenders (the “Lenders”) from time to time party thereto (the “First Lien Credit Agreement”).

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement (defined below), with $35 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively. In connection with the execution of the Third Amendment, the Borrower made a prepayment of approximately $4.8 million of the outstanding principal and interest. The Third Amendment amended the First Lien Credit Agreement to, among other things:

•	provide the ability for us and the Borrower to enter into the new Second Lien Credit Agreement;

•

shorten the maturity date of the First Lien Credit Agreement to September 30, 2017, subject to an optional extension to September 30, 2018 by the Borrower, assuming certain conditions are met, including a First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) of not more than 6:00 to 1:00 and a 5% extension fee;

•	modify the applicable cash interest rate margin for ABR Loans and Eurodollar Loans to 0.50% and 1.50%, respectively, and add a pay-in-kind interest payment of 11% of the principal balance per annum;
•

allow the Borrower to make mandatory pre-payments under the First Lien Credit Agreement or the new Second Lien Credit Agreement, in its discretion, and add additional mandatory pre-payment events, including a monthly cash sweep for balances in excess of $4 million;

•	provide that the First Lien Credit Agreement may be prepaid without premium;
•

replace the existing financial covenants with (i) the requirement that we maintain a minimum of $2 million in EBITDA on a trailing twelve-month basis, beginning with the quarter ending June 30, 2016, and (ii) the incorporation into the

First Lien Credit Agreement of the financial covenants included in ARP’s credit agreement, beginning with the quarter ending June 30, 2016;
•	prohibit the payment of cash distributions on our common and preferred units;
•	require the receipt of quarterly distributions from AGP and Lightfoot; and
•	add a cross-default provision for defaults by ARP.

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement.

The Second Lien Credit Agreement matures on March 30, 2019, subject to an optional extension (the “Extension Option”) to March 30, 2020, assuming certain conditions are met, including a Total Leverage Ratio (as defined in the Second Lien Credit Agreement) of not more than 6:00 to 1:00 and a 5% extension fee. Borrowings under the Second Lien Credit Agreement are secured on a second priority basis by security interests in the same collateral that secures borrowings under the First Lien Credit Agreement.

Borrowings under the Second Lien Credit Agreement bear interest at a rate of 30%, payable in-kind through an increase in the outstanding principal. If the First Lien Credit Agreement is repaid in full prior to March 30, 2018, the rate will be reduced to 20%. If the Extension Option is exercised, the rate will again be increased to 30%. If our market capitalization is greater than $75 million, we can issue common units in lieu of increasing the principal to satisfy the interest obligation.

The Borrower may prepay the borrowings under the Second Lien Credit Agreement without premium at any time. The Second Lien Credit Agreement includes the same mandatory prepayment events as the First Lien Credit Agreement, subject to the Borrower’s discretion to prepay either the First Lien Credit Agreement or the Second Lien Credit Agreement.

The Second Lien Credit Agreement contains the same negative and affirmative covenants and events of default as the First Lien Credit Agreement, including customary covenants that limit the Borrower’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. In addition, the Second Lien Credit Agreement requires that we maintain an Asset Coverage Ratio (as defined in the Second Lien Credit Agreement) of not less than 2.00 to 1.00 as of September 30, 2017 and each fiscal quarter ending thereafter.

In connection with the Second Lien Credit Agreement, we agreed to issue within 30 days to the Lenders, warrants (the “Warrants”) to purchase up to 15% of our outstanding common units representing limited partner interests at an exercise price of $0.20 per unit. The Warrants will be subject to customary anti-dilution provisions. We also agreed to enter into a registration rights agreement pursuant to which we will agree to register the offer and resale of the common units underlying the Warrants on terms and conditions acceptable to the Lenders.

Cash Distributions. On January 28, 2016, we declared a monthly cash distribution of $0.3 million for the month ended December 31, 2015 related to our Series A convertible preferred units (“Series A Preferred Units”). The distribution was paid on February 12, 2016 to unitholders of record at the close of business on February 8, 2016.

On March 8, 2016, we declared a monthly cash distribution of $0.3 million for the month ended January 31, 2016 related to our Series A Preferred Units. The distribution was paid on March 16, 2016 to unitholders of record at the close of business on March 9, 2016.

NYSE Compliance. On January 7, 2016, we were notified by the NYSE that we were not in compliance with NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common units had been less than $1.00 for 30 consecutive trading days.  We also were notified by the NYSE on December 23, 2015, that we were not in compliance with the NYSE’s continued listing criteria under Section 802.01B of the NYSE Listed Company Manual, because our average market capitalization had been less than $50 million for 30 consecutive trading days and our unitholders’ equity had been less than $50 million. On March 18, 2016, we were notified by the NYSE that it determined to commence proceedings to delist our common units from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million. The NYSE also suspended the trading of our common units at the close of trading on March 18, 2016. Our common units began trading on the OTCQX on Monday, March 21, 2016 under the ticker symbol: ATLS.

Atlas Resource Partners

Senior Notes Repurchase. In January and February 2016, ARP executed transactions to repurchase portions of its senior unsecured notes. Through the end of February 2016, ARP has repurchased approximately $20.3 million of its 7.75% Senior Notes and approximately $12.1 million of its 9.25% Senior Notes for approximately $5.5 million. As a result of these transactions, ARP will recognize approximately $25.9 million as gain on early extinguishment of debt in the first quarter of 2016.

Cash Distributions. On January 28, 2016, ARP declared a monthly distribution of $0.0125 per common unit for the month of December 31, 2015. The $2.0 million distribution, including approximately $39,000 and $0.6 million to us as the general partner and as holder of common units and Class C preferred limited units, respectively, was paid on February 12, 2016 to unitholders of record at the close of business on February 8, 2016.

On February 24, 2016, ARP declared a monthly distribution of $0.0125 per common unit for the month of January 31, 2016. The $2.0 million distribution, including approximately $39,000 and $0.6 million to us as the general partner and as holder of common units and Class C preferred limited units, respectively, was paid on March 16, 2016 to unitholders of record at the close of business on March 9, 2016.

On March 29, 2016, ARP declared a monthly distribution of $0.0125 per common unit for the month of February 29, 2016. The $2.0 million distribution, including approximately $39,000 and $0.6 million to us as the general partner and as holder of common units and Class C preferred limited units, respectively, will be paid on April 14, 2016 to unitholders of record at the close of business on April 8, 2016.

On January 15, 2016, ARP paid a quarterly distribution of $0.5390625 per 8.625% Class D cumulative redeemable perpetual preferred unit (“Class D ARP Preferred Units”), or $2.2 million, for the period from October 15, 2015 through January 14, 2016, to Class D Preferred Unitholders of record as of January 4, 2016.

On January 15, 2016, ARP paid a quarterly distribution of $0.671875 per 10.75% Class E cumulative redeemable perpetual preferred unit (“Class E ARP Preferred Units”), or $0.2 million, for the period from October 15, 2015 through January 14, 2016, to Class E ARP Preferred Unitholders of record as of January 4, 2016.

On March 22, 2016, ARP declared a quarterly distribution of $0.5390625 per Class D ARP Preferred Unit, or $2.2 million, for the period from January 15, 2016 through April 14, 2016, which will be paid on April 15, 2016, to Class D Preferred Unitholders of record as of April 1, 2016.

On March 22, 2016, ARP declared a quarterly distribution of $0.671875 per Class E ARP Preferred Unit, or $0.2 million, for the period from January 15, 2016 through April 14, 2016, which will be paid on April 15, 2016, to Class E Preferred Unitholders of record as of April 1, 2016.

NYSE Compliance. On January 12, 2016, ARP was notified by the NYSE that it was not in compliance with NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual, because the average closing price of its common units had been less than $1.00 for 30 consecutive trading days. ARP is working to remedy this situation in a timely manner as set forth in the applicable NYSE rules in order to maintain its listing on the NYSE.

Atlas Growth

On February 5, 2016, AGP declared a quarterly distribution of $0.1750 per common unit for the quarter ended December 31, 2015. The $4.2 million distribution, including $0.1 million to us as the general partner, was paid on February 12, 2016 to unitholders of record at the close of business on December 31, 2015.

RECENT DEVELOPMENTS

Preferred Unit Purchase Agreement. On February 27, 2015, we issued and sold an aggregate of 1.6 million of our newly created Series A convertible preferred units, with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”) at a purchase price of $25.00 per unit to certain members of our management, two management members of the Board, and outside investors. We sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The private placement resulted in proceeds to us of $40.0 million. We used the proceeds to fund a portion of the $150.0 million payment to Atlas Energy related to the repayment of Atlas Energy’s term loan. The Series A Purchase Agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities (see “Issuance of Units”).

On August 26, 2015, at a special meeting of our unitholders, the unitholders approved changes to the terms of the Series A Preferred Units to provide that each Series A Preferred Unit will be convertible into common units at the option of the holder.

Atlas Resource Partners

Credit Facility Amendment. On November 23, 2015, ARP entered into an Eighth Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amendment amends the Second Amended and Restated Credit Agreement dated July 31, 2013 (as amended from time to time, the “ARP Credit Agreement”). Among other things, the Eighth Amendment:

•	reduced the borrowing base under the ARP Credit Agreement from $750.0 million to $700.0 million;
•	increases the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels;
•	permits the incurrence of third lien debt subject to the satisfaction of certain conditions, including pro forma financial covenant compliance;
•

upon the issuance of any third lien debt, reduces the borrowing base by 25% of the stated amount of such third lien debt (other than third lien debt that is used to refinance senior notes, second lien debt and other third lien debt);

•

suspends compliance with a maximum ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) until the four fiscal quarter period ending March 31, 2017 and revised the maximum ratio of Total Funded Debt to EBITDA to be 5.75 to 1.00 for the four quarter periods ending March 31, 2017 and June 30, 2017, 5.50 to 1.00 for the four quarter periods ending September 30, 2017 and December 31, 2017, 5.25 to 1.00 for the four quarter period ending March 31, 2018, and 5.00 to 1.00 for each four fiscal quarter period ending thereafter;

•

replaced the requirement to maintain compliance with a maximum ratio of Senior Secured Total Funded Debt to EBITDA with a requirement to be in compliance with a maximum ratio of First Lien Debt (as defined in the ARP Credit Agreement) to EBITDA of 2.75 to 1.00; and

•

reset the distribution to $0.15 per common unit and permits increases to the distribution per common unit if (a) the ratio of Total Funded Debt (as of such date) to EBITDA for the most recent four fiscal quarters is equal to or less than 5.00 to 1.00 and (b) the borrowing base utilization is less than or equal to 85%, on a pro forma basis after giving effect to the distribution payment.

A Seventh Amendment to the ARP Credit Agreement was entered into on July 24, 2015. Among other things, the Seventh Amendment redefined EBITDA.

A Sixth Amendment to the ARP Credit Agreement was entered into on February 23, 2015. Among other things, the Sixth Amendment:

•	reduced the borrowing base under the ARP Credit Agreement from $900.0 million to $750.0 million;
•	permitted the incurrence of second lien debt in an aggregate principal amount up to $300.0 million;
•	rescheduled the May 1, 2015 borrowing base redetermination for July 1, 2015;
•	if the borrowing base utilization (as defined in the ARP Credit Agreement) is less than 90%, increases the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels;
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

Funding of AGP’s Eagle Ford Deferred Purchase Price by ARP. In connection with the Eagle Ford Acquisition, ARP guaranteed the timely payment of the deferred portion of the purchase price that was to be paid by AGP. Pursuant to the agreement between ARP and AGP, ARP had the right to receive some or all of the assets acquired by AGP in the event of its failure to contribute its portion of any deferred payments. In connection with the second installment payments, ARP and AGP amended the purchase and sale agreement to alter the timing and amount of the quarterly installment payments beginning on March 31, 2015 and ending

December 31, 2015. On September 21, 2015, ARP and AGP, in accordance with the terms of the Eagle Ford shared acquisition and operating agreement, agreed that ARP would fund AGP’s remaining two deferred purchase price installments, which ARP paid on October 1, 2015 and December 31, 2015. In conjunction with this agreement, AGP assigned ARP a portion of its non-operating Eagle Ford assets that have an allocated value (as such value was agreed upon by the sellers and the buyers in connection with the Eagle Ford Acquisition) equal to both installments to be paid by ARP. The transaction was approved by AGP’s and ARP’s respective conflicts committees.

Arkoma Acquisition. On June 5, 2015, ARP completed the acquisition of our coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma for approximately $31.5 million, net of purchase price adjustments (the “Arkoma Acquisition”). ARP funded the purchase price through the issuance of 6,500,000 common limited partner units. The Arkoma Acquisition had an effective date of January 1, 2015, however, as the acquisition constituted a transaction between entities under common control, we retrospectively adjusted our consolidated financial statements for any date prior to the date of acquisition to reflect our results on a consolidated basis with the results of the Arkoma assets as of or at the beginning of the respective period.

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

Issuance of ARP Preferred Units. In April 2015, ARP issued 255,000 of its 10.75% Class E ARP Preferred Units at a public offering price of $25.00 per Class E Unit for net proceeds of approximately $6.0 million. Distributions are payable on the Class E ARP Preferred Units at a rate of 10.75% per annum of the stated liquidation preference of $25.00 (see “Issuance of Units”).

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

ARP’s obligations under the ARP Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries that guarantee ARP’s existing first lien revolving credit facility. In addition, the obligations under the ARP Term Loan Facility are guaranteed by ARP’s material restricted subsidiaries. Borrowings under the ARP Term Loan Facility bear interest, at ARP’s option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, in each case plus 8.0% (an “ABR Loan”). Interest is generally payable at the last day of the applicable interest period (or, with respect to interest periods of more than three-months’ duration, each day prior to the last day of such interest period that occurs at intervals of three months’ duration after the first day of such interest period) for Eurodollar loans and quarterly for ABR loans (see “Credit Facilities”).

Atlas Growth Partners

Cash distributions. On February 5, 2016, AGP declared a quarterly distribution of $0.175 per common unit for the quarter ended December 31, 2015. The aggregate $4.2 million distribution, including $0.1 million to us, was paid on February 12, 2016 to holders of record as of December 31, 2015.

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

ARP holds firm transportation obligations on Colorado Interstate Gas for the benefit of production from the Raton Basin in the New Mexico/Colorado Area. The total of firm transportation obligations held is approximately 82,500 dth/d under contracts expiring in 2016. ARP also holds firm transportation obligations on East Tennessee Natural Gas (25,000 dth/d), Columbia Gas Transmission (14,000 dth/d) and Equitrans (12,300 dth/d) for the benefit of production from the central Appalachian Basin under contracts expiring between the years 2016 and 2024.  ARP holds gathering obligations on ETC that was inherited from Cinco in the Eagle Ford acquisition.  The total gathering obligations held is 4,750 mcf/d under contracts expiring in 2016.

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

For the year ended December 31, 2015, Tenaska Marketing Ventures, Chevron, Enterprise, and Interconn Resources LLC accounted for approximately 21%, 15%, 11% and 11% of ARP’s natural gas, oil and NGL production revenues, respectively, with no other single customer accounting for more than 10% for this period. For the year ended December 31, 2015, Enterprise Crude Oil LLC, Shell Trading Company and Midcoast Energy Partners L.P. accounted for approximately 59%, 28% and 12% of AGP’s natural gas, oil and NGL production revenues, respectively, with no other single customer accounting for more than 10% for this period.

Atlas Resource Partners’ Drilling Partnerships

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

As the ultimate managing general partner of the Drilling Partnerships, ARP receives the following Drilling Partnership management fees:

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

Natural Gas and Oil Production

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines during the fourth quarter of 2014, the year ended December 31, 2015, and early 2016. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities for our subsidiaries over the long-term in the areas in which they operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. At December 31, 2015, our consolidated gas and oil production revenues and expenses consisted of our subsidiaries’ gas and oil production activities. ARP has focused its natural gas, crude oil and NGL production operations in various plays throughout the United States. AGP’s gas and oil production derives from its wells drilled in the Eagle Ford, Marble Falls and Mississippi Lime plays. Through December 31, 2015, our subsidiaries have established production positions in the following operating areas:

•	the Eagle Ford Shale in south Texas, in which ARP and AGP acquired acreage and producing wells in November 2014;
•

AGP’s and ARP’s Barnett Shale and Marble Falls play, both in the Fort Worth Basin in northern Texas. The Barnett Shale contains mostly dry gas and the Marble Falls play contains liquids rich gas and oil;

•

ARP’s coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico and the Black Warrior Basin in central Alabama, where ARP established a position following its acquisition of certain assets from EP Energy during 2013, which is also referred to as the “EP Energy Acquisition”, as well as the Cedar Bluff area of West Virginia and Virginia, where ARP established a position following its acquisition of assets from GeoMet Inc. in May 2014, and the Arkoma Basin in eastern Oklahoma, where ARP established a position following the Arkoma Acquisition (“see Recent Developments”);

•

ARP’s Rangely field in northwest Colorado, a mature tertiary CO2 flood with low-decline oil production, where ARP has a 25% non-operated net working interest position following ARP’s acquisition on June 30, 2014, which is referred to as the “Rangely Acquisition”;

•

ARP’s Appalachia Basin assets, including the Marcellus Shale, a rich, organic shale that generally contains dry, pipeline-quality natural gas, and the Utica Shale, which lies several thousand feet below the Marcellus Shale, is much thicker than the Marcellus Shale and trends primarily towards wet natural gas in the central region and dry gas in the eastern region;

•	AGP’s and ARP’s Mississippi Lime and Hunton plays in northwestern Oklahoma, an oil and NGL-rich area, where AGP participated in non-operated well drilling since 2014; and
•

ARP’s other operating areas, including the Chattanooga Shale in northeastern Tennessee, which enables it to access other formations in that region such as the Monteagle and Ft. Payne Limestone; the New Albany Shale in southwestern Indiana, a biogenic shale play with a long-lived and shallow decline profile; and the Niobrara Shale in northeastern Colorado, a predominantly biogenic shale play that produces dry gas.

The following table presents the number of wells our subsidiaries drilled and the number of wells our subsidiaries turned in line, both gross and for our respective interests, during the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015(4)	2014(4)	2013(4)
Atlas Resource Partners:
Gross wells drilled	28	129	103
Net wells drilled(1)	17	67	66
Gross wells turned in line(3)	36	119	117
Net wells turned in line(1) (3)	15	64	80

Atlas Growth Partners(5):
Gross wells drilled	—	13	2
Net wells drilled(2)	—	11	2
Gross wells turned in line(3)	6	15	2
Net wells turned in line(2) (3)	6	13	2

(1)

Includes (i) ARP’s percentage interest in the wells in which it has a direct ownership interest and (ii) ARP’s percentage interest in the wells based on its percentage ownership in its Drilling Partnerships.

(2)	Includes AGP’s percentage interest in the wells in which it has a direct ownership interest.
(3)	Wells turned in line refers to wells that have been drilled, completed, and connected to a gathering system.
(4)

Neither ARP nor AGP drilled any exploratory wells during the years ended December 31, 2015, 2014 and 2013; neither ARP nor AGP had any gross or net dry wells within their operating areas during the years ended December 31, 2015, 2014 and 2013.

(5)

The drilling activity related to Eagle Ford was included effective November 5, 2014, the date of acquisition.  Ten wells were drilled by the prior owner, Cinco, but not yet turned in line at the date of acquisition.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Production:(1)(2)
Atlas Resource:(3)
Appalachia:
Natural gas (MMcf)	11,655	13,928	13,397
Oil (000’s Bbls)	122	139	121
NGLs (000’s Bbls)	12	15	8
Total (MMcfe)	12,461	14,852	14,171
Coal-bed Methane:
Natural gas (MMcf)	47,250	48,288	19,320
Oil (000’s Bbls)	—	—	—
NGLs (000’s Bbls)	—	—	—
Total (MMcfe)	47,250	48,288	19,320
Barnett/Marble Falls:
Natural gas (MMcf)	16,505	20,937	23,744
Oil (000’s Bbls)	206	389	295
NGLs (000’s Bbls)	727	985	1,004
Total (MMcfe)	22,103	29,180	31,539
Rangely/Eagle Ford(4):
Natural gas (MMcf)	115	64	—
Oil (000’s Bbls)	1,394	561	—
NGLs (000’s Bbls)	117	63	—
Total (MMcfe)	9,179	3,810	—
Mississippi Lime/Hunton:
Natural gas (MMcf)	2,398	2,486	1,779
Oil (000’s Bbls)	148	156	63
NGLs (000’s Bbls)	199	205	118
Total (MMcfe)	4,478	4,648	2,859
Other operating areas:
Natural gas (MMcf)	1,141	1,187	1,609
Oil (000’s Bbls)	6	9	7
NGLs (000’s Bbls)	96	121	138
Total (MMcfe)	1,756	1,965	2,477
Total Atlas Resource:
Natural gas (MMcf)	79,064	86,890	59,849
Oil (000’s Bbls)	1,876	1,254	485
NGLs (000’s Bbls)	1,151	1,388	1,268
Total (MMcfe)	97,226	102,742	70,367
Atlas Growth:
Natural gas (MMcf)	203	252	8
Oil (000’s Bbls)	244	43	3
NGLs (000’s Bbls)	30	32	1
Total (MMcfe)	1,842	701	29
Total production:
Natural gas (MMcf)	79,267	87,142	59,857
Oil (000’s Bbls)	2,119	1,297	488
NGLs (000’s Bbls)	1,181	1,420	1,269
Total (MMcfe)	99,069	103,443	70,396

	Years Ended December 31,
	2015	2014	2013
Production per day:(1)(2)
Atlas Resource:(3)
Appalachia:
Natural gas (Mcfd)	31,930	38,160	36,705
Oil (Bpd)	335	381	332
NGLs (Bpd)	33	41	22
Total (Mcfed)	34,139	40,689	38,825
Coal-bed Methane:
Natural gas (Mcfd)	129,453	132,296	52,933
Oil (Bpd)	—	—	—
NGLs (Bpd)	—	—	—
Total (Mcfed)	129,453	132,296	52,933
Barnett/Marble Falls:
Natural gas (Mcfd)	45,220	57,361	65,053
Oil (Bpd)	564	1,066	808
NGLs (Bpd)	1,992	2,698	2,751
Total (Mcfed)	60,555	79,946	86,409
Rangely/Eagle Ford(4):
Natural gas (Mcfd)	315	175	—
Oil (Bpd)	3,818	1,538	—
NGLs (Bpd)	320	173	—
Total (Mcfed)	25,147	10,438	—
Mississippi Lime/Hunton:
Natural gas (Mcfd)	6,570	6,810	4,873
Oil (Bpd)	404	427	171
NGLs (Bpd)	546	561	322
Total (Mcfed)	12,269	12,734	7,834
Other operating areas:
Natural gas (Mcfd)	3,126	3,253	4,408
Oil (Bpd)	17	25	18
NGLs (Bpd)	263	330	378
Total (Mcfed)	4,811	5,384	6,786
Total Atlas Resource:
Natural gas (Mcfd)	216,613	238,054	163,971
Oil (Bpd)	5,139	3,436	1,329
NGLs (Bpd)	3,155	3,802	3,473
Total (Mcfed)	266,374	281,486	192,786
Atlas Growth:
Natural gas (Mcfd)	557	691	21
Oil (Bpd)	667	117	7
NGLs (Bpd)	81	88	3
Total (Mcfed)	5,047	1,920	79
Total production per day:
Natural gas (Mcfd)	217,170	238,745	163,992
Oil (Bpd)	5,806	3,553	1,336
NGLs (Bpd)	3,236	3,891	3,476
Total (Mcfed)	271,421	283,406	192,866

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

(3)

Appalachia includes ARP’s production located in Pennsylvania, Ohio, New York and West Virginia (excluding the Cedar Bluff area); Coal-bed methane includes ARP’s production located in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama, the Cedar Bluff area of West Virginia and Virginia, and the Arkoma Basin in eastern Oklahoma; Rangely/Eagle Ford includes ARP’s 25% non-operated net working interest in oil and natural gas liquids producing assets in the Rangely field in northwest Colorado and AGP’s and ARP’s production located in southern Texas; Other operating areas include ARP’s production located in the Chattanooga, New Albany and Niobrara Shales.

(4)

Rangely includes production from July 1, 2014, the date of acquisition, through December 31, 2014; Eagle Ford includes production from November 5, 2014, the date of acquisition, through December 31, 2014. Production per day represents production based on the full 365-day year ended December 31, 2014.

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas and oil. The following table presents production revenues and average sales prices for AGP’s and ARP’s natural gas, oil, and NGLs production for the years ended December 31, 2015, 2014 and 2013, along with average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Years Ended December 31,
	2015	2014	2013
Production revenues (in thousands):
Atlas Resource:
Natural gas revenue	$217,236	$318,920	$193,050
Oil revenue	122,273	110,070	44,160
NGLs revenue	17,490	41,061	36,394
Total revenues	$356,999	$470,051	$273,604
Atlas Growth:
Natural gas revenue	$518	$1,009	$28
Oil revenue	10,959	3,770	241
NGLs revenue	369	928	33
Total revenues	$11,846	$5,707	$302
Total production revenues:
Natural gas revenue	$217,754	$319,929	$193,078
Oil revenue	133,232	113,840	44,401
NGLs revenue	17,859	41,989	36,427
Total revenues	$368,845	$475,758	$273,906

Average sales price:
Atlas Resource:
Natural gas (per Mcf):(1)
Total realized price, after hedge(2)(3)	$3.41	$3.76	$3.48
Total realized price, before hedge(2)	$2.23	$3.93	$3.25
Oil (per Bbl):(1)
Total realized price, after hedge(3)	$84.30	$87.76	$91.01
Total realized price, before hedge	$44.19	$82.22	$95.88
NGLs (per Bbl):(1)
Total realized price, after hedge(3)	$22.40	$29.59	$28.71
Total realized price, before hedge	$12.77	$29.39	$29.43
Atlas Growth:
Natural gas (per Mcf):(1)
Total realized price, after hedge	$2.55	$4.00	$3.63
Total realized price, before hedge	$2.55	$4.00	$3.63
Oil (per Bbl):(1)
Total realized price, after hedge(3)	$46.83	$88.61	$93.16
Total realized price, before hedge	$44.98	$88.61	$93.16
NGLs (per Bbl):(1)
Total realized price, after hedge	$12.51	$28.80	$34.88

	Years Ended December 31,
	2015	2014	2013
Total realized price, before hedge	$12.51	$28.80	$34.88

Production costs (per Mcfe):(1)
Atlas Resource:
Lease operating expenses(4)	$1.34	$1.27	$1.08
Production taxes	0.19	0.27	0.18
Transportation and compression	0.24	0.25	0.25
	$1.76	$1.80	$1.50
Atlas Growth:
Lease operating expenses(4)	$0.83	$2.47	$2.32
Production taxes	0.31	0.48	0.45
Transportation and compression	0.07	—	—
	$1.21	$2.95	$2.77
Total production costs:
Lease operating expenses(4)	$1.33	$1.28	$1.08
Production taxes	0.19	0.27	0.18
Transportation and compression	0.23	0.25	0.25
	$1.75	$1.81	$1.50

(1)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(2)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the years ended December 31, 2015, 2014 and 2013. Including the effect of this subordination, ARP’s average realized gas sales price was $3.36 per Mcf ($2.19 per Mcf before the effects of financial hedging), $3.67 per Mcf ($3.84 per Mcf before the effects of financial hedging) and $3.23 per Mcf ($3.00 per Mcf before the effects of financial hedging) for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)

Includes the impact of $0.5 million of cash settlements for the year ended December 31, 2015, on AGP’s oil derivative contracts which were entered into subsequent to the Company’s decision to discontinue hedge accounting beginning on January 1, 2015. Includes the impact of cash settlements on ARP’s commodity derivative contracts not previously included within accumulated other comprehensive income following ARP’s decision to de-designate hedges beginning on January 1, 2015, consisting of $48.6 million associated with natural gas derivative contracts, $35.8 million associated with crude oil derivative contracts, and $8.3 million associated with natural gas liquids derivative contracts for the year ended December 31, 2015 (see “Item 1. Financial Statements – Note 8”).

(4)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for years ended December 31, 2015, 2014 and 2013. Including the effects of these costs, ARP’s total lease operating expenses per Mcfe were $1.32 per Mcfe ($1.74 per Mcfe for total production costs), $1.25 per Mcfe ($1.77 per Mcfe for total production costs) and $1.00 per Mcfe ($1.42 per Mcfe for total production costs) for the years ended December 31, 2015, 2014 and 2013, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.31 per Mcfe ($1.73 per Mcfe for total production costs), $1.26 per Mcfe ($1.78 per Mcfe for total production costs) and $1.00 per Mcfe ($1.42 per Mcfe for total production costs) for the years ended December 31, 2015, 2014 and 2013, respectively.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. Total production revenues were $368.8 million for the year ended December 31, 2015, a decrease of $107.0 million from $475.8 million for the year ended December 31, 2014. This decrease principally consisted of a $80.6 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls operations, a $39.6 million decrease attributable to ARP’s coal-bed methane assets, a $31.0 million decrease attributable to ARP’s Appalachia assets, a $19.4 million decrease attributable to AGP’s and ARP’s Mississippi Lime/Hunton assets, and a $4.3 million decrease associated with ARP’s other operating areas, partially offset by a $57.7 million increase attributable to ARP’s Rangely and Eagle Ford assets, and a $10.4 million increase attributable to AGP’s Eagle Ford assets.

Total production costs were $171.9 million for the year ended December 31, 2015, a decrease of $12.4 million from $184.3 million for the year ended December 31, 2014. This decrease primarily consisted of a $17.2 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls assets, a $7.9 million decrease attributable to ARP’s coal-bed methane assets, a $7.3 million decrease attributable to ARP’s Appalachia operations, a $0.9 million decrease attributable to ARP’s Mississippi Lime/Hunton assets, and a $0.4 million decrease associated with ARP’s other operating areas, partially offset by a $19.5 million increase attributable to ARP’s Rangely/Eagle Ford assets, a $1.2 million increase attributable to AGP’s Eagle Ford assets, and a $0.6 million decrease in the credit received against lease operating expenses pertaining to the subordination of ARP’s revenue within its Drilling Partnerships. Total production costs per Mcfe decreased to $1.75 per Mcfe for the year ended December 31, 2015 from $1.81 per Mcfe for the comparable prior year period primarily as a result of continued efforts to reduce operating costs in each of our areas of production.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Total production revenues were $475.8 million for the year ended December 31, 2014, an increase of $201.9 million from $273.9 million for the year ended December 31, 2013. This increase consisted of a $125.0 million increase attributable to ARP’s newly acquired coal-bed methane assets, a $51.0 million increase attributable to ARP’s newly acquired Rangely and Eagle Ford assets, a $13.3 million increase attributable to AGP’s and ARP’s Mississippi Lime/Hunton assets, a $9.0 million increase attributable to AGP’s and ARP’s Barnett Shale/Marble Falls operations, and a $5.3 million increase attributable to ARP’s Appalachia assets due primarily to the Marcellus and Utica Shale wells drilled.

Total production costs were $184.3 million for the year ended December 31, 2014, an increase of $84.1 million from $100.2 million for the year ended December 31, 2013. This increase primarily consisted of a $53.7 million increase attributable to production costs associated with ARP’s newly acquired coal-bed methane assets, a $16.3 million increase attributable to ARP’s newly acquired Rangely assets and AGP’s and ARP’s Eagle Ford assets, an $11.1 million increase primarily attributable to new well connections, consisting of $6.3 million attributable to AGP’s and ARP’s Barnett Shale/Marble Falls assets, $3.5 million attributable to AGP’s and ARP’s Mississippi Lime/Hunton assets, and $1.3 million attributable to ARP’s Appalachia operations, and a $3.1 million decrease in the credit received against ARP’s lease operating expenses pertaining to the subordination of ARP’s revenue within its Drilling Partnerships. Total production costs per Mcfe increased to $1.81 per Mcfe for the year ended December 31, 2014 from $1.50 per Mcfe for the comparable prior year period primarily as a result of the increases in AGP’s and ARP’s oil and natural gas liquids production.

Well Construction and Completion

Drilling Program Results. At December 31, 2015, our well construction and completion revenues and expenses consisted solely of ARP’s activities. The number of wells ARP drills will vary within ARP’s partnership management segment depending on the amount of capital it raises through its Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships ARP sponsors. The following table presents the amounts of Drilling Partnership investor capital raised and deployed (in thousands), as well as sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Drilling partnership investor capital:
Raised	$59,277	$166,798	$149,967
Deployed	$76,505	$173,564	$167,883

Average construction and completion:
Revenue per well	$4,286	$2,227	$3,276
Cost per well	3,727	1,937	2,849
Gross profit per well	$559	$290	$427
Gross profit margin	$9,979	$22,639	$21,898
Partnership net wells associated with revenue recognized(1):
Appalachia:
Marcellus Shale	—	—	4
Utica	2	3	5
Barnett/Marble Falls	5	60	24
Rangely/Eagle Ford	6	1	—
Mississippi Lime/Hunton	5	14	18
Total	18	78	51

(1)	Consists of ARP’s Drilling Partnership net wells for which well construction and completion revenue was recognized on a percentage of completion basis.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. Well construction and completion margin was $10.0 million for the year ended December 31, 2015, a decrease of $12.6 million from $22.6 million for the year ended

December 31, 2014. This decrease consisted of an $17.4 million decrease related to fewer wells recognized for revenue within ARP’s Drilling Partnerships, partially offset by a $4.8 million increase associated with ARP’s higher gross profit margin per well. Average revenue and cost per well increased between periods due primarily to higher capital deployed for Eagle Ford Shale wells within ARP’s Drilling Partnerships during the year ended December 31, 2015 compared with the prior year. As ARP’s drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in its average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells ARP drills.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Well construction and completion segment margin was $22.6 million for the year ended December 31, 2014, an increase of $0.7 million from $21.9 million for the year ended December 31, 2013. This increase consisted of a $7.7 million increase related to a greater number of wells recognized for revenue within ARP’s Drilling Partnerships, partially offset by a $7.0 million decrease associated with ARP’s lower gross profit margin per well. Average revenue and cost per well decreased between periods due primarily to capital deployed for lower cost Marble Falls wells within ARP’s Drilling Partnerships during the year ended December 31, 2014 compared with capital deployed for higher cost Marcellus and Utica Shale wells during the prior year.

At December 31, 2015, our combined consolidated balance sheet includes $21.5 million of “liabilities associated with drilling contracts” for funds raised by ARP’s Drilling Partnerships that have not been applied to the completion of wells due to the timing of drilling operations, and thus had not been recognized as well construction and completion revenue on our combined consolidated statements of operations. ARP expects to recognize this amount as revenue during 2016.

Administration and Oversight

At December 31, 2015, our administration and oversight revenues and expenses consist solely of ARP’s activities. Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s Drilling Partnerships. Typically, ARP receives a lower administration and oversight fee related to shallow, vertical wells it drills within the Drilling Partnerships, such as those in the Marble Falls play, as compared to deep, horizontal wells, such as those drilled in the Marcellus Shale and the Utica Shales. The following table presents the number of gross and net development wells ARP drilled for its Drilling Partnerships during the years ended December 31, 2015, 2014 and 2013. There were no exploratory wells drilled during the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Gross partnership wells drilled:
Appalachia - Utica	—	4	3
Barnett/Marble Falls	2	77	51
Eagle Ford	10	2	—
Mississippi Lime/Hunton	2	17	21
Total	14	100	75
Net partnership wells drilled:
Appalachia - Utica	—	4	3
Barnett/Marble Falls	2	64	25
Eagle Ford	9	1	—
Mississippi Lime/Hunton	1	16	21
Total	12	85	49

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. Administration and oversight fee revenues were $7.8 million for the year ended December 31, 2015, a decrease of $7.8 million from $15.6 million for the year ended December 31, 2014. This decrease was due to a decrease in the number of wells spud within the current year period compared with the prior year period, particularly within the Marble Falls and the Mississippi Lime plays.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Administration and oversight fee revenues were $15.6 million for the year ended December 31, 2014, an increase of $3.3 million from $12.3 million for the year ended December 31, 2013. This increase was due to increases in the number of wells spud within the year ended December 31, 2014 compared with the prior year period, particularly within the Marble Falls play.

Well Services

At December 31, 2015, our well services revenues and expenses consisted solely of ARP’s activities. Well services revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs, including work performed for ARP’s Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which ARP serves as operator.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. Well services revenues were $23.8 million for the year ended December 31, 2015, a decrease of $1.2 million from $25.0 million for the year ended December 31, 2014. Well services expenses were $9.2 million for the year ended December 31, 2015, a decrease of $0.8 million from $10.0 million for the year ended December 31, 2014. The decrease in well services revenue is primarily related to ARP’s continued efforts to increase production through intermittent operation of certain legacy wells which results in a reduction of the monthly operating fees which ARP charges, partially offset by the increased utilization of ARP’s salt water gathering and disposal systems within the Mississippi Lime and Marble Falls plays by ARP’s Drilling Partnership wells. The decrease in well services expense is primarily related to lower labor and other employee costs.

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

Gathering and Processing

At December 31, 2015, our gathering and processing margin consisted solely of ARP’s activities. Gathering and processing revenues and expenses include gathering fees ARP charges to its Drilling Partnership wells and the related expenses and gross margin for ARP’s processing plants in the New Albany Shale and the Chattanooga Shale. Generally, ARP charges a gathering fee to its Drilling Partnership wells equivalent to the fees it remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of its gathering expenses, specifically those in the Appalachian Basin, will generally exceed the revenues collected from the Drilling Partnerships by approximately 3%.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. Our net gathering and processing expense for the year ended December 31, 2015 was net expense of $2.2 million, an unfavorable movement of $0.8 million compared with net expense of $1.4 million for the year ended December 31, 2014. This unfavorable movement was principally due to lower gathering fees from ARP’s Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing ARP’s gathering pipeline, as compared to the prior year.

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

Gain on Mark-to-Market Derivatives

On January 1, 2015, ARP discontinued hedge accounting for its qualified commodity derivatives. As such, subsequent changes in fair value of these derivatives are recognized immediately within gain (loss) on mark-to-market derivatives on our combined consolidated statements of operations. The fair values of these commodity derivative instruments at December 31, 2014, which were recognized in accumulated other comprehensive income within unitholders’ equity on our combined consolidated balance sheet, are being reclassified to our combined consolidated statements of operations at the time the originally hedged physical transactions settle.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. We recognized a gain on mark-to-market derivatives of $268.1 million for the year ended December 31, 2015, as compared to a gain on mark-to-market derivatives of $2.8 million for the year ended December 31, 2014. This $265.3 million increase was due to mark-to-market gains in the current year related to the change in ARP’s and AGP’s natural gas and oil prices during the year.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. We recognized a gain on mark-to-market derivatives of $2.8 million for the year ended December 31, 2014. This gain was due to mark-to-market gains in the year ended December 31, 2014 related to the change in ARP’s natural gas and oil prices during the year. There were no gains or losses on mark-to-market derivatives during the year ended December 31, 2013.

Other, Net

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. Other, net for the year ended December 31, 2015 was income of $1.0 million as compared with income of $1.7 million for the comparable prior year period. This $0.7 million unfavorable movement was primarily due to a $0.4 million decrease in income from our equity investment in Lightfoot.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Other, net for the year ended December 31, 2014 was income of $1.7 million as compared with expense of $14.1 million for the comparable prior year period. This $15.8 million favorable movement was primarily due to a $16.8 million decrease in premium amortization associated with our and ARP’s swaption derivative contracts for production volumes related to wells we and ARP acquired from EP Energy during the prior year period, partially offset by a $1.5 million decrease in income from our equity investment in Lightfoot.

Other Costs and Expenses

General and Administrative Expenses

The following table presents our and our subsidiaries’ general and administrative expenses for each of the respective periods (in thousands):

	Years Ended December 31,
	2015	2014	2013
General and Administrative expenses:
Atlas Energy	$30,862	$6,381	$8,162
Atlas Growth	12,708	11,746	3,732
Atlas Resource	65,968	72,349	78,063
Total	$109,538	$90,476	$89,957

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. Total general and administrative expenses increased to $109.5 million for the year ended December 31, 2015 from $90.5 million for the year ended December 31, 2014. Our $30.9 million of general and administrative expenses for the year ended December 31, 2015 represents a $24.5 million increase from the comparable prior year period, due to a $17.7 million increase in non-recurring transaction costs due to our spin-off from Atlas Energy, a $5.7 million increase in stock compensation expense, and a $1.1 million increase in other corporate activities. AGP’s $12.7 million of general and administrative expenses for the year ended December 31, 2015 represents a $1.0 million increase from the comparable prior year period related to an increase in salaries, wages, and other corporate activities due to the growth of its business. ARP’s $66.0 million of general and administrative expenses for the year ended December 31, 2015 represents a $6.4 million decrease from the comparable prior year period, which was primarily due to an $8.8 million decrease in the year ended December 31, 2015 in non-recurring transaction costs related to the acquisitions of assets and a $3.1 million decrease in non-cash stock compensation, partially offset by a $5.3 million increase in syndication expenses.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Total general and administrative expenses increased to $90.5 million for the year ended December 31, 2014 from $90.0 million for the year ended December 31, 2013. Our $6.4 million of general and administrative expenses for the year ended December 31, 2014 represents a $1.8 million decrease from the comparable prior year period, due to a $1.1 million decrease in salaries, wages and other corporate activities and a $0.7 million decrease in third-party services. AGP’s $11.7 million of general and administrative expenses for the year ended December 31, 2014 represents an $8.0 million increase from the comparable prior year period due to a $7.7 increase in salaries, wages, and other corporate activities and a $0.3 million increase in third-party services. ARP’s $72.3 million of general and administrative expenses for the year ended December 31, 2014 represents a $5.7 million decrease from the comparable prior year period, which was primarily due to a $12.1 million decrease in non-recurring transaction costs related to the acquisitions of assets in 2014 and 2013 and a $4.6 million decrease in non-cash compensation expense, partially offset by a $7.0 million increase in salaries, wages and benefits, and a $3.9 million increase in other corporate activities due to the growth of ARP’s business.

Depreciation, Depletion and Amortization

The following table presents our subsidiaries’ depreciation, depletion and amortization expense for each of the respective periods (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Depreciation, depletion and amortization:
Atlas Growth	$8,951	$2,156	$133
Atlas Resource	157,978	239,923	139,783
Total	$166,929	$242,079	$139,916

Total depreciation, depletion and amortization decreased to $166.9 million for the year ended December 31, 2015 compared with $242.1 million for the comparable prior year period, which was primarily due to a $77.7 million decrease in AGP’s and ARP’s depletion expense.

Total depreciation, depletion and amortization increased to $242.1 million for the year ended December 31, 2014 compared with $139.9 million for the comparable prior year period, which was primarily due to a $98.8 million increase in AGP’s and ARP’s depletion expense resulting from the acquisitions consummated during 2014 and 2013.

The following table presents our subsidiaries’ depletion expense per Mcfe for AGP’s and ARP’s operations for the respective periods (in thousands, except per Mcfe data):

	Years Ended December 31,
	2015	2014	2013
Depletion expense:
Total	$153,938	$231,638	$132,860
Depletion expense as a percentage of gas and oil production revenue	42%	49%	49%
Depletion per Mcfe	$1.55	$2.24	$1.89

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. Depletion expense was $153.9 million for the year ended December 31, 2015, a decrease of $77.7 million compared with $231.6 million for the year ended December 31, 2014. Depletion expense of gas and oil properties as a percentage of gas and oil revenues decreased to 42% for the year ended December 31, 2015 from 49% for the comparable prior year period. Depletion expense per Mcfe was $1.55 for the year ended December 31, 2015, a decrease of $0.69 per Mcfe from $2.24 per Mcfe for the year ended December 31, 2014. The decreases in depletion expense, depletion expense as a percentage of gas and oil revenues, and depletion expense per Mcfe when compared with the comparable prior year period are the result of the asset impairments recognized at September 30, 2015 and December 31, 2014.

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

Asset Impairment

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. Asset impairment for the year ended December 31, 2015 was $974.0 million as compared with $580.7 million for the comparable prior year period. The $974.0 million of asset impairment primarily related to ARP’s oil and gas properties in the Barnett, Coal-bed Methane, Rangely, Southern Appalachia, Marcellus and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices, net of $85.8 million of future hedge gains reclassified from accumulated other comprehensive income. In 2014, the $580.7 million of asset impairment primarily consisted of $562.6 million of oil and gas impairment primarily for ARP’s Appalachian and mid-continent operations, which was net of $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. In addition, $18.1 million of asset impairment is due to ARP’s goodwill impairment. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Asset impairment for the year ended December 31, 2014, was $580.7 million compared with $38.0 million for the comparable prior year period. The $580.7 million of asset impairment primarily consisted of $562.6 million of oil and gas impairment primarily for ARP’s Appalachian and mid-continent operations, which was net of $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. In addition, $18.1 million of asset impairment in 2014 was due to ARP’s goodwill impairment. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014. During the year ended December 31, 2013, ARP recognized $38.0 million of asset impairment related to impairments of gas and oil properties within property, plant and equipment, net on our consolidated balance sheet primarily for our shallow natural gas wells in the New Albany Shale and unproved acreage in the Chattanooga and New Albany Shales. These impairments related to the carrying amounts of these gas and oil properties being in excess of our and our subsidiaries’ estimates of their fair values at December 31, 2014 and 2013 and our intention not to drill on certain expiring unproved acreage. The estimates of fair values of these gas and oil properties were impacted by, among other factors, the deterioration of commodity prices in comparison to their carrying values at December 31, 2014 and 2013.

Interest Expense

The following table presents our interest expense and that which was attributable to AGP and ARP for each of the respective periods:

	Years Ended December 31,
	2015	2014	2013
Interest Expense:
Atlas Energy	$23,525	$11,291	$5,388
Atlas Growth	—	—	—
Atlas Resource	102,133	62,144	34,324
Total	$125,658	$73,435	$39,712

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. Total interest expense increased to $125.7 million for the year ended December 31, 2015, compared with $73.4 million for the year ended December 31, 2014. This $52.3 million increase was primarily due to our $12.3 million increase and a $40.0 million increase related to ARP. The $12.3 million increase in our interest expense was primarily related to $5.5 million of discount amortization for our Term Loan Facilities, $5.2 million of accelerated amortization of the deferred financing costs associated with the portion of Atlas Energy’s Term Loan Facility allocated to us, $2.9 million of accelerated amortization of the discount of our Term Loan Facilities resulting from repayments made to reduce the outstanding balance prior to paying off the loan through refinancing and $0.5 million of accelerated amortization of the deferred financing costs associated with the retirement of a portion of First Lien Term Loan Facility, partially offset by a $1.6 million decrease in interest expense related to outstanding borrowings and a $0.1 million decrease in amortization of deferred financing costs. The $40.0 million increase in ARP’s interest expense consisted of a $23.1 million increase associated with ARP’s Term Loan Facility, an $8.7 million increase associated with interest expense on ARP’s Senior Notes, $5.6 million in accelerated amortization charges related to ARP’s reduced credit facility borrowing base and a $3.0 million increase associated with amortization of ARP’s deferred financing costs, partially offset by a $0.4 million decrease associated with outstanding borrowings under ARP’s revolving credit facility. The increase associated with ARP’s Senior Notes is primarily due to the issuance of an additional $100.0 million of ARP’s 7.75% Senior Notes due 2021 in June 2014 and an additional $75.0 million of ARP’s 9.25% Senior Notes due 2021 in October 2014. The increase in interest expense for ARP’s Term Loan Facility related to ARP’s entry into its Term Loan Facility in February 2015.

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

Loss on Asset Sales and Disposal

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. During the years ended December 31, 2015 and 2014, we recognized losses on asset sales and disposal of $1.2 million and $1.9 million, respectively. The $1.2 million loss on asset sales and disposal for the year ended December 31, 2015 was primarily related to ARP’s $0.8 million write-down of pipe, pump units and other inventory at its New Albany Shale and Black Warrior Basin that are no longer usable, ARP’s $0.4 million of plugging and abandonment costs for certain wells in the New Albany Shale and ARP’s $0.1 million loss on the sale of Indiana inventory to Rex Energy, partially offset by ARP’s $0.1 million insurance reimbursement for the Mossy Oak plant fire in Indiana in the New Albany Shale in 2014. The $1.9 million loss on asset sales and disposal for year ended December 31, 2014 was primarily related to ARP’s sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farmout agreement and a $0.3 million loss on ARP’s involuntary conversion of its Mossy Oak compressor station.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. During the years ended December 31, 2014 and 2013, losses on asset sales and disposal were $1.9 million and $1.0 million, respectively. The $1.9 million loss on asset sales and disposal for year ended December 31, 2014 was primarily related to ARP’s sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farmout agreement and a $0.3 million loss on ARP’s involuntary conversion of its Mossy Oak compressor station. The $1.0 million loss on asset sales and disposal for the year ended December 31, 2013 primarily pertained to a loss as a result of ARP’s sale of its Antrim assets in Michigan.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $4.7 million for the year ended December 31, 2015 represents $4.4 million of accelerated amortization of the discount and $0.3 million of accelerated amortization of deferred financing costs related to the early retirement of our Term Loan Facilities with Deutsche Bank.

Loss Attributable to Non-Controlling Interests

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014. Loss attributable to non-controlling interests was $649.3 million for the year ended December 31, 2015, compared with a loss of $471.4 million for the comparable prior year period. Loss attributable to non-controlling interests includes an allocation of ARP’s and AGP’s net losses to non-controlling interest holders. The movement in loss attributable to non-controlling interests between the year ended December 31, 2015, and the prior year comparable period was primarily due to an increase in ARP’s net loss between periods primarily related to the $392.9 million increase in impairment primarily for ARP’s oil and gas properties in the Barnett, Coal-bed Methane, Rangely, Southern Appalachia, Marcellus and Mississippi Lime operating areas during the year ended December 31, 2015 and the decrease in our ownership interests in ARP during the year ended December 31, 2015, partially offset by the $264.4 million increase in the gain on mark-to-market derivatives during the year ended December 31, 2015.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013. Loss attributable to non-controlling interests was $471.4 million for the year ended December 31, 2014, compared with a loss of $58.4 million for the comparable prior year period. Loss attributable to non-controlling interests includes an allocation of ARP’s and AGP’s net income (loss) to non-controlling interest holders. The increase in loss attributable to non-controlling interests between the year ended December 31, 2014, and the prior year comparable period was primarily due to an increase in ARP’s net loss between periods and a decrease in our ownership interests in ARP and AGP during the year ended December 31, 2014.

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

We rely on the cash flows from the distributions received on our ownership interests in ARP, AGP, and Lightfoot. The amount of cash that ARP and AGP can distribute to their partners, including us, principally depends upon the amount of cash they each generate from their operations. Reductions of such distributions to us would adversely affect our ability to fund our cash requirements and obligations and meet our financial covenants under our credit agreement. In November 2015, ARP completed the semi-annual redetermination of its credit facility, reducing the borrowing base from $750 million to $700 million and resetting annual distributions to $0.15 per common unit. As a result, ARP distributions to us in 2016, will be significantly lower than those received in 2015.

On March 30, 2016, we entered into a Third Amendment to our First Lien Credit Agreement and a new Second Lien Credit Agreement  that, among other things, modifies certain financial covenants, incorporates the ARP financial covenants, provides for a cross-default for defaults by ARP, prohibits us from paying distributions on our common and preferred units and requires quarterly receipt of distributions from AGP and Lightfoot.

We and our subsidiaries believe that we will have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. To the extent commodity prices remain low or decline further, or we, ARP or AGP experience disruptions in the financial markets impacting our respective longer-term access to or cost of capital, our respective ability to fund future growth projects may be further impacted. We, ARP and AGP continually monitor the capital markets and our respective capital structures and may make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. It is possible additional adjustments to our, ARP’s or AGP’s strategic plan and outlook may occur based on market conditions and our respective needs at that time, which could include selling assets, liquidating all or a portion of ARP’s hedge portfolio, seeking additional partners to develop our respective assets, reducing or suspending the payments of distributions to unitholders and/or reducing our respective planned capital programs. Strategies involving further reduction or suspension of distributions to unitholders by ARP or AGP would adversely affect our ability to fund our cash requirements and obligations.

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

In November 2015, ARP completed the semi-annual redetermination of its credit facility, reducing the borrowing base from $750 million to $700 million. ARP’s next redetermination date is in May 2016. ARP’s borrowing base, and thus, borrowing capacity, under its credit facility is impacted by the level of its oil and natural gas reserves. Downward revisions of its oil and natural gas reserves volume and value due to declines in commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, sales of assets or the incurrence of certain types of additional debt, among other items, could cause a reduction of its borrowing base in the future, and these reductions could be significant.

ARP believes it has sufficient liquidity from (i) its cash flows from operations (including its hedges scheduled to settle in 2016), (ii) availability under its credit facility and (iii) available cash, to fund its capital program, current obligations and projected working capital requirements for 2016. Furthermore, despite the decline in natural gas and oil prices, ARP believes its derivative contracts, which are primarily fixed priced swaps, provide significant commodity price protection on a significant portion of its anticipated natural gas and oil production for 2016.

ARP’s ability to (i) generate sufficient cash flows from operations or obtain future borrowings under the credit facility, (ii) repay or refinance any of its indebtedness on commercially reasonable terms or at all, or (iii) obtain additional capital if required on acceptable terms or at all to fund its capital programs or any potential future acquisitions, joint ventures or other similar transactions, will depend on prevailing economic conditions many of which are beyond its control. The extreme ongoing volatility in the energy industry and commodity prices will likely continue to impact ARP’s outlook. ARP’s plans are intended to address the impacts of the current volatility in commodity prices while (i) maintaining sufficient liquidity to fund capital in its core drilling programs, (ii) meeting its debt maturities, and (iii) managing and working to strengthen its balance sheet. ARP continues to implement various cost saving measures to reduce its capital, operating, and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs.  ARP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs.

To the extent commodity prices remain low or decline further, or ARP experiences disruptions in the financial markets impacting its longer-term access to or cost of capital, its ability to fund future growth projects may be further impacted. ARP continually monitors the capital markets and its capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. For example, ARP could (i) elect to repurchase a portion of its outstanding debt in the future for cash through open market repurchases or privately negotiated transactions with certain of its debtholders, or (ii) issue additional secured debt as permitted under its debt agreements, although there is no assurance ARP would do so. It is also possible additional adjustments to ARP’s plan and outlook may occur based on market conditions and its needs at that time, which could include selling assets, liquidating all or a portion of ARP’s hedge portfolio, seeking additional partners to develop its assets, reducing or suspending the payments of distributions to unitholders and/or reducing its planned capital program.

Atlas Growth Partners.  AGP’s primary sources of liquidity are cash generated from operations and financing activities. AGP’s primary cash requirements, in addition to normal operating expenses, are for capital expenditures and quarterly distributions to its unitholders and us, as general partner, which it expects to fund through operating cash flow.

Cash Flows—Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Net cash provided by operating activities of $7.1 million for the year ended December 31, 2015 represented an unfavorable movement of $69.0 million from net cash provided by operating activities of $76.1 million for the comparable prior year period. The $69.0 million unfavorable movement was derived principally from a $123.7 million unfavorable movement in net loss, excluding non-cash items, partially offset by a $25.8 million favorable movement in working capital, a $27.4 million favorable movement in distributions paid to non-controlling interests, and a $1.5 million favorable movement in equity earnings and distributions from unconsolidated subsidiaries. The non-cash charges, which impacted net loss, primarily included a $245.0 million unfavorable movement in net loss, a $227.1 million unfavorable movement in mark-to-market gain on derivatives, a $75.1 million unfavorable movement in depreciation, depletion and amortization expense, and a $0.7 million unfavorable movement in loss on asset sales and disposal, partially offset by a $393.3 million favorable movement in asset impairment charges, a $23.6 million favorable movement in amortization of deferred financing costs and premium and discount on long-term debt, a $4.7 million loss on early extinguishment of debt, and a $2.6 million favorable movement in non-cash compensation. The movement in working capital was due to a $186.8 million favorable movement in accounts receivable, prepaid expenses and other, primarily due to the timing of payments received between comparable periods, partially offset by a $161.0 million unfavorable movement in accounts payable and accrued liabilities, primarily due to the timing of ARP’s capital programs. The movement in cash distributions to non-controlling interest holders was due principally to decreases in cash distributions of ARP.

Net cash used in investing activities of $277.9 million for the year ended December 31, 2015 represented a favorable movement of $685.0 million from net cash used in investing activities of $962.9 million for the comparable prior year period. This favorable movement was principally due to a $621.2 million decrease in net cash paid for acquisitions and a decrease in capital expenditures of $69.3 million, partially offset by a $5.5 million unfavorable movement in proceeds from asset sales and other changes. See further discussion of capital expenditures under “Capital Requirements.”

Net cash provided by financing activities of $243.7 million for the year ended December 31, 2015 represented an unfavorable movement of $690.9 million from net cash provided by financing activities of $934.6 million for the comparable prior year period. This unfavorable movement was principally due to a decrease of $533.1 million for our and ARP’s borrowings under our and ARP’s term loans and ARP’s revolving credit facility, a decrease of $376.3 million in ARP’s and AGP’s equity offerings, a decrease of $170.6 million in net proceeds from issuances of ARP’s senior notes, a $22.8 million unfavorable movement in deferred financing costs, distribution equivalent rights and other and a $2.7 million unfavorable movement in net distributions to our and ARP’s preferred unitholders, partially offset by a decrease of $308.6 million in repayments of our term loan facilities and ARP’s revolving credit facility, a $66.0 million favorable movement in distributions to owner, and an increase of $40.0 million for our proceeds from the issuance of our Series A Preferred Units. The gross amount of borrowings and repayments under the revolving credit facilities included within net cash provided by financing activities in the combined consolidated statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facilities, and payments, which generally occur throughout the period and increase borrowings under the revolving credit facilities for us and ARP, which is generally common practice for our business and industries.

ARP’s issuance of additional Class D Preferred Units as partial payment for the Eagle Ford Acquisition and our payment-in-kind of distributions on our preferred units represented non-cash transactions during the year ended December 31, 2015.

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

Net cash used in investing activities of $962.9 million for the year ended December 31, 2014 represented a favorable movement of $90.6 million from net cash used in investing activities of $1,053.5 million for the comparable prior year period. This favorable movement was principally due to a $41.8 million decrease in capital expenditures, a $39.3 million decrease in net cash paid for AGP’s and ARP’s acquisitions and a $9.5 million favorable movement in other assets. See further discussion of capital expenditures under “Capital Requirements.”

Net cash provided by financing activities of $934.6 million for the year ended December 31, 2014 represented an unfavorable movement of $102.4 million from net cash provided by financing activities of $1,037.0 million for the comparable prior year period. This unfavorable movement was principally due to a decrease of $339.8 million in net proceeds from ARP’s long-term debt, an increase of $221.5 million in repayments of our term loan facility, Atlas Energy’s revolving credit facility and ARP’s then-existing term loan facility and revolving credit facility, and a $98.5 million unfavorable movement in net investment from (distribution to) Atlas Energy, partially offset by an increase of $285.4 million for our, Atlas Energy’s and ARP’s borrowings under our term loan facility, Atlas Energy’s revolving credit facility and ARP’s revolving credit facility, an increase of $258.8 million of net proceeds from AGP’s and ARP’s equity offerings and a $13.2 million favorable movement in deferred financing costs, distribution equivalent rights and other. The gross amount of borrowings and repayments under the revolving credit facilities included within net cash provided by financing activities in the combined consolidated statements of cash flows, which are generally in excess of net borrowings or repayments during the period or at period end, reflect the timing of cash receipts, which generally occur at specific intervals during the period and are utilized to reduce borrowings under the revolving credit facilities, and payments, which generally occur throughout the period and increase borrowings under the revolving credit facilities for us and ARP, which is generally common practice for our business and industries.

The deferred portion of the purchase price related to the Eagle Ford Acquisition represented a non-cash transaction during the year ended December 31, 2014.

Capital Requirements

At December 31, 2015, the capital requirements of our subsidiaries’ natural gas and oil production consist primarily of:

•

maintenance capital expenditures—oil and gas assets naturally decline in future periods and, as such, ARP recognizes the estimated capitalized cost of stemming such decline in production margin for the purpose of stabilizing ARP’s distributable cash flow and cash distributions, which we refer to as maintenance capital expenditures. ARP calculates the estimate of maintenance capital expenditures by first multiplying forecasted future full year production margin by expected aggregate production decline of proved developed producing wells. Maintenance capital expenditures are then the estimated capitalized cost of wells that will generate an estimated first-year margin equivalent to the production margin decline, assuming such wells are connected on the first day of the calendar year. ARP does not incur specific capital expenditures expressly for the purpose of maintaining or increasing production margin, but such amounts are a subset of hypothetical wells ARP expects to drill in future periods, including Marcellus Shale, Utica Shale, Mississippi Lime, Marble Falls and Eagle Ford Shale wells, on undeveloped acreage already leased. Estimated capitalized cost of wells included within maintenance capital expenditures are also based upon relevant factors, including historical costs of similar wells and characteristics of each individual well. First-year margin from wells included within maintenance capital are also based upon relevant factors, including utilization of public forward commodity exchange prices, current estimates for regional pricing differentials, estimated labor and material rates and other production costs. Estimates for maintenance capital expenditures in the current year are the sum of the estimate calculated in the prior year plus estimates for the decline in production margin from wells connected during the current year and production acquired through acquisitions; and

•

expansion capital expenditures— our subsidiaries consider expansion capital expenditures to be any capital expenditure costs expended that are not maintenance capital expenditures—generally, this will include expenditures to increase, rather than maintain, production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures.

The following table summarizes consolidated maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
Atlas Resource:
Maintenance capital expenditures	$53,788	$65,300	$31,500
Expansion capital expenditures	73,350	147,463	232,386
Total	$127,138	$212,763	$263,886
Atlas Growth:
Expansion capital expenditures	$29,222	$12,873	$3,594
Total	$29,222	$12,873	$3,594
Consolidated:
Maintenance capital expenditures	$53,788	$65,300	$31,500
Expansion capital expenditures	102,572	160,336	235,980
Total	$156,360	$225,636	$267,480

Atlas Resource Partners. During the year ended December 31, 2015, ARP’s $127.1 million of total capital expenditures consisted primarily of $51.2 million for wells drilled exclusively for ARP’s own account compared with $82.2 million for the comparable prior year period, $32.4 million of investments in its Drilling Partnerships compared with $72.4 million for the prior year comparable period, $11.9 million of leasehold acquisition costs compared with $25.5 million for the prior year comparable period and $31.6 million of corporate and other costs compared with $32.6 million for the prior year comparable period.

During the year ended December 31, 2014, ARP’s $212.7 million of total capital expenditures consisted primarily of $82.2 million for wells drilled exclusively for ARP’s own account compared with $110.9 million for the comparable prior year period, $72.4 million of investments in its Drilling Partnerships compared with $92.3 million for the prior year comparable period, $25.5 million of leasehold acquisition costs compared with $20.9 million for the prior year comparable period and $32.6 million of corporate and other costs compared with $39.8 million for the prior year comparable period, which primarily related to a decrease in gathering and processing costs.

Atlas Growth Partners. During the year ended December 31, 2015, AGP’s $29.2 million of total capital expenditures consisted primarily of its wells drilled and leasehold acquisition costs.

During the year ended December 31, 2014, AGP’s $12.9 million of total capital expenditures consisted primarily of the wells drilled and leasehold acquisition costs.

During the year ended December 31, 2013, AGP’s $3.6 million of total capital expenditures consisted primarily of the wells drilled and leasehold acquisition costs.

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

As of December 31, 2015, our subsidiaries are committed to expending approximately $7.1 million on drilling and completion and other capital expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2015, our subsidiaries’ off-balance sheet arrangements were limited to ARP’s letters of credit outstanding of $4.2 million, and commitments to spend $7.1 million related to ARP’s drilling and completion and capital expenditures, excluding acquisitions.

ARP has certain long-term unconditional purchase obligations and commitments, primarily throughput contracts (see “Contractual Revenue Arrangements”).

ARP is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. ARP has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and ARP may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by ARP to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of December 31, 2015, management believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

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

Atlas Growth’s Cash Distribution Policy. AGP has a cash distribution policy under which AGP distributes to holders of common units and GP units on a quarterly basis a target distribution of $0.175 per common unit, or $0.70 per common unit per year, to the extent AGP has sufficient available cash after establishing appropriate reserves and paying fees and expenses, including reimbursements of expenses to the general partner and its affiliates. Distributions are generally paid within 45 days of the end of the quarter to unitholders of record on the applicable record date. Unitholders are entitled to receive distributions from AGP beginning with the quarter following the quarter in which AGP first admits them as limited partners.

CREDIT FACILITIES

As of December 31, 2015, we had not guaranteed any of ARP’s or AGP’s obligations or debt instruments.

Term Loan Credit Facilities

On August 10, 2015, we entered into a credit agreement (the “First Lien Credit Agreement”) with Riverstone Credit Partners, L.P., as administrative agent, New Atlas Holdings, LLC, and the lenders party thereto, for a new term loan facility (the “First Lien Term Loan Facility”) in an aggregate principal amount of $82.7 million maturing in August 2020. The borrowings under the First Lien Term Loan Facility were used to repay in full outstanding borrowings under our then existing term loan facility. At December 31, 2015, $72.7 million was outstanding under the First Lien Term Loan Facility.

Our obligations under the First Lien Term Loan Facility are secured on a first priority basis by security interests in substantially all of our assets and the assets of each of New Atlas Holdings, LLC, our direct wholly owned subsidiary, Atlas Lightfoot, LLC, and any of our other material subsidiaries that later guarantee indebtedness under the First Lien Term Loan Facility, including all equity interests directly held by New Atlas Holdings, LLC or any guarantor and all tangible and intangible property of us and the guarantors (subject to certain customary exclusions and exceptions). On March 30, 2016, we and New Atlas Holdings, LLC (the “Borrower”) and Atlas Lightfoot, LLC, entered into a third amendment (the “Third Amendment”) to the First Lien Credit Agreement.

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement (defined below), with $35 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively. In connection with the execution of the Third Amendment, the Borrower made a prepayment of approximately $4.8 million of the outstanding principal and interest. The Third Amendment amended the First Lien Credit Agreement to, among other things:

•	provide the ability for us and the Borrower to enter into the new Second Lien Credit Agreement;
•

shorten the maturity date of the First Lien Credit Agreement to September 30, 2017, subject to an optional extension to September 30, 2018 by the Borrower, assuming certain conditions are met, including a First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) of not more than 6:00 to 1:00 and a 5% extension fee;

•	modify the applicable cash interest rate margin for ABR Loans and Eurodollar Loans to 0.50% and 1.50%, respectively, and add a pay-in-kind interest payment of 11% of the principal balance per annum;
•

allow the Borrower to make mandatory pre-payments under the First Lien Credit Agreement or the new Second Lien Credit Agreement, in its discretion, and add additional mandatory pre-payment events, including a monthly cash sweep for balances in excess of $4 million;

•	provide that the First Lien Credit Agreement may be prepaid without premium;
•

replace the existing financial covenants with (i) the requirement that we maintain a minimum of $2 million in EBITDA on a trailing twelve-month basis, beginning with the quarter ending June 30, 2016, and (ii) the incorporation into the First Lien Credit Agreement of the financial covenants included in the ARP credit agreement, beginning with the quarter ending June 30, 2016;

•	prohibit the payment of cash distributions on our common and preferred units;
•	require the receipt of quarterly distributions from AGP and Lightfoot; and
•	add a cross-default provision for defaults by ARP.

Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement.

The Second Lien Credit Agreement matures on March 30, 2019, subject to an optional extension (the “Extension Option”) to March 30, 2020, assuming certain conditions are met, including a Total Leverage Ratio (as defined in the Second Lien Credit Agreement) of not more than 6:00 to 1:00 and a 5% extension fee. Borrowings under the Second Lien Credit Agreement are secured on a second priority basis by security interests in the same collateral that secures borrowings under the First Lien Credit Agreement.

Borrowings under the Second Lien Credit Agreement bear interest at a rate of 30%, payable in-kind through an increase in the outstanding principal. If the First Lien Credit Agreement is repaid in full prior to March 30, 2018, the rate will be reduced to 20%. If the Extension Option is exercised, the rate will again be increased to 30%. If our market capitalization is greater than $75 million, we can issue common units in lieu of increasing the principal to satisfy the interest obligation.

The Borrower may prepay the borrowings under the Second Lien Credit Agreement without premium at any time. The Second Lien Credit Agreement includes the same mandatory prepayment events as the First Lien Credit Agreement, subject to the Borrower’s discretion to prepay either the First Lien Credit Agreement or the Second Lien Credit Agreement.

The Second Lien Credit Agreement contains the same negative and affirmative covenants and events of default as the First Lien Credit Agreement, including customary covenants that limit the Borrower’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. In addition, the Second Lien Credit Agreement requires that we maintain an Asset Coverage Ratio (as defined in the Second Lien Credit Agreement) of not less than 2.00 to 1.00 as of September 30, 2017 and each fiscal quarter ending thereafter.

In connection with the Second Lien Credit Agreement, we agreed to issue within 30 days to the Lenders, warrants (the “Warrants”) to purchase up to 15% of our outstanding common units representing limited partner interests at an exercise price of $0.20 per unit. The Warrants will be subject to customary anti-dilution provisions. We also agreed to enter into a registration rights agreement pursuant to which we will agree to register the offer and resale of the common units underlying the Warrants on terms and conditions acceptable to the Lenders.

On February 27, 2015, we entered into the Credit Agreement with Deutsche Bank AG New York Branch, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provided for a Secured Senior Interim Term Loan Facility in an aggregate principal amount of $30.0 million and a Secured Senior Term Loan A Facility in an aggregate principal amount of approximately $97.8 million. In June 2015, we prepaid $33.1 million on the Term Loan Facilities in connection with the Arkoma Acquisition (see “Recent Developments”). On August 10, 2015, we repaid in full the remaining $82.7 outstanding under the Term Loan Facilities.

The proceeds from the issuance of the Term Loan Facilities were used to fund a portion of our $150.0 million payment to Atlas Energy in connection with the repayment of Atlas Energy’s then existing term loan. The Interim Term Loan Facility matured on August 27, 2015 and the Term Loan A Facility was to mature on February 26, 2016. Our obligations under the Term Loan Facilities were secured on a first priority basis by security interests in substantially all of our assets and our material subsidiaries, including all equity interests directly held by us, New Atlas Holdings, LLC, or any other guarantor subsidiary, and all tangible and intangible property. Borrowings under the Term Loan Facilities bore interest, at our option, at either (i) LIBOR plus 7.5% (as used with respect to the Term Loan Facilities, “Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, in each case plus 6.5% (as used with respect to the Term Loan Facilities, an “ABR Loan”). Interest was generally payable at interest payment periods selected by us for Eurodollar Loans and quarterly for ABR Loans.

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

ARP Revolving Credit Facility

On November 23, 2015, ARP entered into an Eighth Amendment to the Second Amended and Restated Credit Agreement (the “ARP Amendment”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amendment amends the Second Amended and Restated Credit Agreement dated July 31, 2013 (as amended from time to time, the “ARP Credit Agreement”).  Among other things, the Eighth Amendment:

•	reduced the borrowing base under the ARP Credit Agreement from $750.0 million to $700.0 million;
•	increases the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels;
•	permits the incurrence of third lien debt subject to the satisfaction of certain conditions, including pro forma financial covenant compliance;
•

upon the issuance of any third lien debt, reduces the borrowing base by 25% of the stated amount of such third lien debt (other than third lien debt that is used to refinance senior notes, second lien debt and other third lien debt);

•

suspends compliance with a maximum ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) until the four fiscal quarter period ending March 31, 2017 and revises the maximum ratio of Total Funded Debt to EBITDA to be 5.75 to 1.00 for the four quarter periods ending March 31, 2017 and June 30, 2017, 5.50 to 1.00 for the four quarter periods ending September 30, 2017 and December 31, 2017, 5.25 to 1.00 for the four quarter period ending March 31, 2018, and 5.00 to 1.00 for each four fiscal quarter period ending thereafter;

•

replaced the requirement to maintain compliance with a maximum ratio of Senior Secured Total Funded Debt to EBITDA with a requirement to be in compliance with a maximum ratio of First Lien Debt (as defined in the ARP Credit Agreement) to EBITDA of 2.75 to1.00; and

•

reset the distribution to $0.15 per common unit and permits increases to the distribution per common unit if (a) the ratio of Total Funded Debt (as of such date) to EBITDA for the most recent four fiscal quarters is equal to or less than 5.00 to1.00 and (b) the borrowing base utilization is less than or equal to 85%, on a pro forma basis after giving effect to the distribution payment.

A Seventh Amendment to the ARP Credit Agreement was entered into on July 24, 2015. Among other things, the Seventh Amendment redefined EBITDA.

A Sixth Amendment to the ARP Credit Agreement was entered into on February 23, 2015. Among other things, the Sixth Amendment:

•	reduced the borrowing base under the ARP Credit Agreement from $900.0 million to $750.0 million;
•	permitted the incurrence of second lien debt in an aggregate principal amount up to $300.0 million;
•	rescheduled the May 1, 2015 borrowing base redetermination to July 1, 2015;
•	if the borrowing base utilization (as defined in the ARP Credit Agreement) is less than 90%, increases the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels,
•

following the next scheduled redetermination of the borrowing base, upon the issuance of senior notes or the incurrence of second lien debt, reduces the borrowing base by 25% of the stated amount of such senior notes or additional second lien debt; and

•

revised the maximum ratio of Total Funded Debt to EBITDA to be (i) 5.25 to 1.0 as of the last day of the quarters ending on March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, (ii) 5.00 to 1.0 as of the last day of the quarters ending on June 30, 2016, September 30, 2016 and December 31, 2016, (iii) 4.50 to 1.0 as of the last day of the quarter ending on March 31, 2017 and (iv) 4.00 to 1.0 as of the last day of each quarter thereafter

ARP’s borrowing base is scheduled for semi-annual redeterminations in May and November of each year. In February 2015, the borrowing base was reduced from $900 million to $750 million in connection with the Sixth Amendment to the ARP Credit Agreement; in July 2015 (the rescheduled redetermination date in the Sixth Amendment to the ARP Credit Agreement), a determination by the lenders reaffirmed the $750 million borrowing base in connection with the Seventh Amendment to the ARP Credit Agreement; and in November 2015, the borrowing base was reduced from $750 million to $700 million in connection with the Eighth Amendment to the ARP Credit Agreement. The ARP Credit Agreement also provides that ARP’s borrowing base will be reduced by 25% of the stated amount of any senior notes issued, or additional second lien debt incurred, after July 1, 2015. In addition, the ARP Credit Agreement provides that ARP’s borrowing base will be reduced by 25% of the stated amount of any third lien debt issued (other than third lien debt that is used to refinance senior notes, second lien debt and other third lien debt). At December 31,

2015, $592.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.2 million was outstanding at December 31, 2015. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any non-guarantor subsidiaries of ARP are minor. Borrowings under the credit facility bear interest, at ARP’s election, at either an adjusted LIBOR rate plus an applicable margin between 2.00% and 3.00% per annum (which shall change depending on the borrowing base utilization percentage) or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.00% per annum (which shall change depending on the borrowing base utilization percentage. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on ARP’s consolidated statements of operations. At December 31, 2015, the weighted average interest rate on outstanding borrowings under the credit facility was 3.25%.

The ARP Credit Agreement contains customary covenants including, without limitation, covenants that limit ARP’s ability to incur additional indebtedness (but which permits second lien debt in an aggregate principal amount of up to $300.0 million and third lien debt that satisfies certain conditions including pro forma financial covenants), grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merge or consolidate with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets. The ARP Credit Agreement also requires ARP to maintain a ratio of First Lien Debt to EBITDA of 2.75 to 1.00 as set forth in the Eighth Amendment described above, and a ratio of current assets (as defined in the ARP Credit Agreement) to current liabilities (as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. ARP was in compliance with these covenants as of December 31, 2015.

Although ARP currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that the lenders under its credit facility will not reduce the borrowing base to an amount below its outstanding borrowings or that its liquidity requirements will continue to be satisfied, given current oil prices and the discretion of its lenders to decrease its borrowing base. Due to the steep decline in commodity prices, ARP may not be able to obtain funding in the equity or capital markets on terms it finds acceptable. The cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced and, in some cases, ceased to provide any new funding. If the borrowing base determination in May 2016 results in a borrowing base deficiency and ARP cannot access the capital markets and repay debt under its credit facility, ARP may be unable to continue to pay distributions to its unitholders and may take other actions to reduce costs and to raise funds to repay debt, such as selling assets or monetizing derivative contracts.

ARP Term Loan Facility

On February 23, 2015, ARP entered into a Second Lien Credit Agreement with certain lenders and Wilmington Trust, National Association, as administrative agent. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “ARP Term Loan Facility”), and is presented net of $6.2 million of unamortized discount at December 31, 2015. The ARP Term Loan Facility matures on February 23, 2020.

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

ARP’s obligations under the ARP Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries that guarantee ARP’s existing first lien revolving credit facility. In addition, the obligations under the ARP Term Loan Facility are guaranteed by ARP’s material restricted subsidiaries. Borrowings under the ARP Term Loan Facility bear interest, at ARP’s option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 8.0% (an “ABR Loan”). Interest is generally payable at the last day of the applicable interest period (or, with respect to interest periods of more than three-months’ duration, each day prior to the last day of such interest period that occurs at intervals of three months’ duration after the first day of such interest period) for Eurodollar loans and quarterly for ABR loans.

The ARP Second Lien Credit Agreement contains customary covenants including, without limitation, covenants that limit ARP’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities.  In addition, the ARP Second Lien Credit Agreement contains covenants substantially similar to those in ARP’s existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. ARP was in compliance with these covenants as of December 31, 2015.

Under the ARP Second Lien Credit Agreement, ARP may elect to add one or more incremental term loan tranches to the ARP Term Loan Facility so long as the aggregate outstanding principal amount of the ARP Term Loan Facility plus the principal amount of any incremental term loan does not exceed $300.0 million and certain other conditions are adhered to. Any such incremental term loans may not mature on a date earlier than February 23, 2020.

ATLAS RESOURCE PARTNERS SECURED HEDGE FACILITY

At December 31, 2015, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantees their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets.

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

ATLAS GROWTH PARTNERS SECURED CREDIT FACILITY

On May 1, 2015, AGP entered into a secured credit facility agreement with a syndicate of banks. As of the date hereof, the lenders under the credit facility have no commitment to lend to AGP under the credit facility, but AGP and its subsidiaries have the ability to enter into derivative contracts to manage their exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on AGP’s oil and gas properties and first priority security interest in substantially all of its assets. The credit facility may be amended in the future if AGP and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit the ability of AGP and its subsidiaries to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. In addition, AGP’s credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

ATLAS RESOURCE PARTNERS SENIOR NOTES

At December 31, 2015, ARP had $374.6 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”). The 7.75% ARP Senior Notes were presented net of a $0.4 million unamortized discount as of December 31, 2015. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, ARP may redeem the 7.75% ARP Senior Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the indenture governing the 7.75% ARP Senior Notes (the “7.75% ARP Senior Notes Indenture”)), plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019.  Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 7.75% ARP Senior Notes.

On December 29, 2015, ARP entered into a Third Supplemental Indenture to the 7.75% ARP Senior Notes Indenture following the receipt of requisite consents of the holders of the 7.75% ARP Senior Notes pursuant to a consent solicitation in respect of the 7.75% ARP Senior Notes that commenced on December 10, 2015. As a result of the consent solicitation, ARP paid a consent fee of $10.00 for each $1,000 in principal amount of the 7.75% ARP Senior Notes for a total of approximately $3.8 million that was capitalized as deferred financing costs.

Consents were received for the purpose of making the following amendments to the 7.75% ARP Senior Notes Indenture:

(1) Increasing the fixed dollar amount in the basket for secured credit facility indebtedness to $1,000.0 million, the approximate amount of secured credit facility indebtedness currently permitted under ARP’s secured credit facilities, from $500.0 million. The use of secured indebtedness incurred under such basket in exchange for the 7.75% ARP Senior Notes or the 9.25% ARP Senior Notes (as defined below) will be limited to a maximum amount of $100 million, and the subsidiaries of ARP that issued the 7.75% ARP Senior Notes (the “Issuers”) will be required to make any offer to exchange the 7.75% ARP Senior Notes for secured indebtedness of the Issuers incurred under such basket to all holders of the 7.75% ARP Senior Notes on a pro rata basis and to make any offer to exchange the 9.25% ARP Senior Notes for secured indebtedness of the Issuers incurred under such basket to all holders of the 9.25% ARP Senior Notes on a pro rata basis.

(2) Adding an additional covenant providing that ARP will not permit its consolidated senior secured interest expense to exceed the greater of $80 million in any fiscal year or 8.0% of the consolidated senior secured debt outstanding as of the last day of any fiscal year for which audited financial statements have been provided, subject to certain adjustments and cure rights.

(3) Adding a prohibition with respect to certain make-whole, yield maintenance, redemption, repayment or any other payments, premiums, fees or penalties, providing that such payments or premiums shall not be payable after and during the continuance of an event of default, upon the automatic or other acceleration of such indebtedness prior to its stated maturity date, or after the commencement of a case with respect to the Issuers under bankruptcy law.

At December 31, 2015, ARP had $324.1 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The 9.25% ARP Senior Notes were presented net of a $0.9 million unamortized discount as of December 31, 2015. Interest on the 9.25% ARP Senior Notes is payable semi-annually on February 15 and August 15. At any time prior to August 15, 2017, ARP may redeem the 9.25% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the indenture governing the 9.25% ARP Senior Notes (the “9.25% ARP Senior Notes Indenture”)), plus accrued and unpaid interest, if any. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes.

In connection with the issuance of the $75.0 million of 9.25% ARP Senior Notes on October 14, 2014, ARP entered into a registration rights agreement, whereby ARP agreed to (a) file an exchange offer registration statement with the SEC to exchange the privately issued notes for registered notes, and (b) cause the exchange offer to be consummated by July 11, 2015.  On April 15, 2015, the registration statement relating to the exchange offer for the 9.25% ARP Senior Notes was declared effective, and the exchange offer was subsequently launched on April 15, 2014 and expired on May 13, 2015.

On December 17, 2015, ARP entered into a Fourth Supplemental Indenture to the 9.25% ARP Senior Notes Indenture following the receipt of requisite consents of the holders of the 9.25% ARP Senior Notes pursuant to a consent solicitation in respect of the 9.25% ARP Senior Notes that commenced on December 10, 2015. As a result of the consent solicitation, ARP paid a consent fee of $10.00 for each $1,000 in principal amount of the 9.25% ARP Senior Notes for a total of approximately $3.3 million that was capitalized as deferred financing costs.

Consents were received for the primary purpose of increasing the fixed dollar amount in the basket for secured credit facility indebtedness to $1,050.0 million, the approximate amount of secured credit facility indebtedness currently permitted under ARP’s secured credit facilities, from $500.0 million.  The use of secured indebtedness incurred under such basket in exchange for the 7.75% ARP Senior Notes or the 9.25% ARP Senior Notes will be limited to a maximum amount of $100 million.

The 7.75% ARP Senior Notes and 9.25% ARP Senior Notes are guaranteed by certain of ARP’s material subsidiaries. The guarantees under the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes are full and unconditional and joint and several, subject to certain customary automatic release provisions, including, in certain circumstances, the sale or other disposition of all or substantially all the assets of, or all of the equity interests in, the subsidiary guarantor, or the subsidiary guarantor is declared “unrestricted” for covenant purposes, and any subsidiaries of ARP, other than the subsidiary guarantors, are minor. There are no restrictions on ARP’s ability to obtain cash or any other distributions of funds from the guarantor subsidiaries.

The indentures governing the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes contain covenants including, without limitation covenants that limit ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of December 31, 2015.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables summarize our and our subsidiaries contractual obligations at December 31, 2015 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual cash obligations:
ATLS total debt(1)	$130,824	$4,250	$41,187	$85,387	$—
ARP total debt	1,542,000	—	592,000	250,000	700,000
ATLS interest on total debt(1)	2,860	2,128	732	—	—
ARP interest on total debt	469,065	103,388	198,746	146,931	20,000
ARP operating leases	15,874	3,875	6,898	3,252	1,849
Total contractual cash obligations	$2,160,623	$113,641	$839,563	$485,570	$721,849

(1)

ATLS’ total debt and interest on total debt reflects the Third Amendment to the First Lien Credit Agreement and the new Second Lien Credit Agreement obligations as further described in the “Credit Facilities” section above.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other commercial commitments:
ARP standby letters of credit	$4,191	$4,191	$—	$—	$—
ARP other commercial commitments(1)	23,285	9,924	4,827	3,624	4,910
Total commercial commitments	$27,476	$14,115	$4,827	$3,624	$4,910

(1)

ARP’s other commercial commitments include ARP’s share of drilling and completion commitments and ARP’s throughput contracts, including firm transportation obligations for natural gas and gathering commitments as a result of ARP’s GeoMet and EP Energy acquisitions. See “Contractual Revenue Arrangements” for a description of ARP’s firm transportation obligations.

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

On February 27, 2015 we issued and sold an aggregate of 1.6 million of our newly created Series A convertible preferred units, with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), at a purchase price of $25.00 per unit to certain members of our management, two management members of the Board, and outside investors. Holders of the Series A Preferred Units are entitled to monthly distributions of cash at a rate equal to the greater of (i) 10% of the liquidation preference per annum, increasing to 12% per annum, 14% per annum and 16% per annum on the first, second and third anniversaries of the private placement, respectively or (ii) the monthly equivalent of any cash distribution declared by the Company to holders of the Company’s common units, as well as Series A Preferred Units at a rate equal to 2% of the liquidation preference per annum. All or a portion of the Series A Preferred Units will be convertible into our units at the option of the holder at any time following the later of (i) the one year anniversary of the distribution and (ii) receipt of unitholder approval. The conversion price will be equal to the greater of (i) $8.00 per common unit; and (ii) the lower of (a) 110.0% of the volume weighted average price for our common units on the NYSE over the 30 trading days following the distribution date; and (b) $16.00 per common unit. We sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The Series A Preferred Units resulted in proceeds to us of $40.0 million. We used the proceeds to fund a portion of the $150.0 million payment by us to Atlas Energy related to the repayment of Atlas Energy’s term loan (see Note 2). The Series A Purchase Agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities.

On August 26, 2015, at a special meeting of the unitholders of us, the unitholders approved changes to the terms of the Series A Preferred Units to provide that each Series A Preferred Unit will be convertible into common units at the option of the holder.

Atlas Resource Equity Offerings

In August 2015, ARP entered into a distribution agreement with MLV & Co. LLC (“MLV”)  which ARP terminated and replaced in November 2015, when ARP entered into a distribution agreement (the “Distribution Agreement”) with MLV and FBR Capital Markets & Co. (“FBR” and, together with MLV, the “Agents”). Pursuant to the distribution agreement, ARP may sell from time to time to or through the Agents ARP’s 8.625% Class D ARP Cumulative Redeemable Perpetual Preferred Units (“Class D ARP Preferred Units”) and Class E ARP Cumulative Redeemable Perpetual Preferred Units (“Class E ARP Preferred Units” and together with the Class D ARP Preferred Units, the “ARP Preferred Units”) having an aggregate offering price of up to $100 million. Sales of the Preferred Units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made to or through a market maker other than on an exchange or through an electronic communications network and sales made directly on the NYSE, the existing trading market for the Preferred Units. Under the terms of the distribution agreement, ARP may sell Preferred Units from time to time to each Agent as principal for its respective account at a price equal to 97.0% of the volume weighted average price of the Class D ARP Preferred Units or Class E ARP Preferred Units, as applicable, on the date of sale. Upon the sale of Preferred Units to an Agent as principal, ARP and such Agent will enter into separate terms agreement with respect to such sale.

The ARP Preferred Units may also be offered by the Sales Agent as agents for ARP at negotiated prices or prevailing market prices at the time of sale. ARP pays each Agent a commission on Units sold by it in an agency capacity, which shall not be more than 3.0% of the gross sales price of ARP Preferred Units sold through the Agent as agent for ARP. Under the August 2015 Distribution Agreement, ARP issued 90,328 Class D Preferred Units and 1,083 Class E ARP Preferred Units for net proceeds of $0.9 million, net of $0.3 million in commissions and offering expenses paid. Under the November 2015 Distribution Agreement, ARP did not issue any Class D ARP Preferred Units nor Class E ARP Preferred Units under the preferred equity distribution program, but incurred $0.1 million of net offering expenses.

In July 2015, the remaining 39,654 Class B ARP Preferred Units were converted into common limited partner units.

In May 2015, in connection with the Arkoma Acquisition (see “Note 3”), ARP issued 6,500,000 of its common limited partner units in a public offering at a price of $7.97 per unit, yielding net proceeds of approximately $49.7 million. ARP used a portion of the net proceeds to fund the Arkoma Acquisition and to reduce borrowings outstanding under ARP’s revolving credit facility.

In April 2015, ARP issued 255,000 of its 10.75% Class E ARP Preferred Units at a public offering price of $25.00 per unit for net proceeds of approximately $6.0 million (see “Recent Developments”). ARP pays distributions on the Class E ARP Preferred Units at a rate of 10.75% per annum of the stated liquidation preference of $25.00.

In October 2014, in connection with the Eagle Ford Acquisition (see Note 3), ARP issued 3,200,000 8.625% Class D ARP Preferred Units at a public offering price of $25.00 per unit, yielding net proceeds of approximately $77.3 million from the offering, after deducting underwriting discounts and estimated offering expenses. ARP used the net proceeds from the offering to fund a portion of the Eagle Ford Acquisition. On March 31, 2015, to partially pay its portion of the quarterly installment related to the Eagle Ford Acquisition, ARP issued an additional 800,000 Class D ARP Preferred Units to the seller at a value of $25.00 per unit. ARP pays cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

The Class D and Class E ARP Preferred Units rank senior to ARP’s common units and Class C ARP Preferred Units with respect to the payment of distributions and distributions upon a liquidation event. The Class D and Class E ARP Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by ARP or converted into its common units in connection with a change in control. At any time on or after October 15, 2019 for the Class D ARP Preferred Units and April 15, 2020 for the ARP Class E Preferred Units, ARP may, at its option, redeem the such preferred units in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, ARP may redeem such preferred units following certain changes of control, as described in the respective Certificates of Designation. If ARP does not exercise this redemption option upon a change of control, then holders of such preferred units will have the option to convert the preferred units into a number of ARP common units as set forth in the respective Certificates of Designation. If ARP exercises any of its redemption rights relating to such preferred units, the holders will not have the conversion right described above with respect to the preferred units called for redemption.  Additionally, if at any time ARP’s general partner and its affiliates own more than two-thirds of the outstanding class of any limited partner interests, ARP’s general partner will have the right, which it may assign to any of its affiliates or to ARP, to acquire all, but not less than all, of such class of limited partner interests held by unaffiliated persons at a price equal to the greater of (1) the highest cash price paid by ARP’s general partner or any of its affiliates for any limited partner interests of the class purchased within the 90 days preceding the date on which ARP’s general partner first mails notice of its election to purchase those limited partner interests; and (2) the average of the daily closing prices of the limited partner interests of such class over the 20 trading days preceding the date three days before the date of the mailing of the exercise notice for such call right.

In August 2014, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between ARP and such Agent. During the year ended December 31, 2015, ARP issued 9,803,451 common limited partner units under the equity distribution program for net proceeds of $44.2 million, net of $1.1 million in commissions and offering expenses paid.

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

In July 2013, in connection with ARP’s EP Energy Acquisition, ARP issued 3,749,986 newly created Class C convertible preferred units to us, at a negotiated price per unit of $23.10, for proceeds of $86.6 million. The Class C preferred units were issued with 562,497 warrants to purchase ARP common units at an exercise price of $23.10 at our option beginning on October 29, 2013. The warrants will expire on July 31, 2016. The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act.

Upon issuance of the Class C preferred units and warrants on July 31, 2013, ARP entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class C preferred units and upon exercise of the warrants. ARP agreed to use commercially reasonable efforts to file such registration statement within 90 days of the conversion of the Class C preferred units into common units or the exercise of the warrants. ARP filed a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class C preferred units and the registration statement was declared effective March 27, 2015.

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

Atlas Growth Equity Offerings

Under the terms of AGP’s initial offering, AGP offered in a private placement $500.0 million of its common limited partner units. The termination date of the private placement offering was December 31, 2014, subject to two 90 day extensions to the extent that it had not sold $500.0 million of common units at any extension date. AGP exercised each of such extensions. Under the terms of the offering, an investor received, for no additional consideration, warrants to purchase additional common units in an amount equal to 10% of the common units purchased by such investor. The warrants are exercisable at a price of $10.00 per common unit being purchased and may be exercised from and after the warrant date (generally, the date upon which AGP gives the holder notice of a liquidity event) until the Expiration Date (generally, the date that is one day prior to the liquidity event or, if the liquidity event is a listing on a national securities exchange, 30 days after the liquidity event occurs). Under the warrant, a liquidity event is defined as either (i) a listing of the common units on a national securities exchange, (ii) a business combination with or into an existing publicly-traded entity, or (iii) a sale of all or substantially all of AGP’s assets. Through the termination of AGP’s private placement offering on June 30, 2015, AGP issued an aggregate of 23,300,410 of its common units in exchange for proceeds to AGP, net of dealer manager fees and commissions and expenses, of $203.4 million. We purchased 500,010 common units for $5.0 million during the offering.

During the year ended December 31, 2015, AGP sold an aggregate of 12,623,500 of its common limited partner units at a gross offering price of $10.00 per unit, resulting in proceeds of $112.7 million to AGP, net of dealer manager fees and commissions and expenses of $12.7 million. Of such amount, we purchased $2.7 million, or 300,000 common units, during the year ended December 31, 2015. In connection with the issuance of common limited partner units in 2015, unitholders received 1,262,350 warrants to purchase AGP’s common units at an exercise price of $10.00 per unit.

During the year ended December 31, 2014, AGP sold an aggregate of 9,581,900 of its common limited partner units at a gross offering price of $10.00 per unit, resulting in proceeds of $81.6 million to AGP, net of dealer manager fees and commissions and expenses of $14.0 million, which was included within non-controlling interests on the Company’s combined consolidated balance sheet. We did not purchase common units during the year ended December 31, 2014. In connection with the issuance of common limited partner units in 2014, unitholders received 958,190 warrants to purchase AGP’s common limited partner units at an exercise price of $10.00 per unit.

During the period ended December 31, 2013, AGP sold an aggregate of 1,095,010 of its common limited partner units at a gross offering price of $10.00 per unit, resulting in proceeds of $8.2 million to AGP, net of dealer manager fees and commissions and expenses of $1.9 million. Of such amount, we purchased $1.8 million, or 200,010 common units, during the year ended December 31, 2013. In connection with the issuance of common limited partner units in 2013, unitholders received 109,501 warrants to purchase AGP’s common limited partner units at an exercise price of $10.00 per unit.

In connection with the issuance of ARP’s and AGP’s unit offerings during the year ended December 31, 2015, we recorded gains of $4.3 million within unitholders’ equity and a corresponding decrease in non-controlling interests on its combined consolidated balance sheet and combined consolidated statement of unitholders’/owner’s equity. For the year ended December 31, 2014, we recorded gains of $45.0 million within equity and a corresponding decrease in non-controlling interests on its combined consolidated balance sheets and combined consolidated statement of equity.

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

Environmental laws and regulations have changed substantially and rapidly over the last 25 years, and we anticipate that such changes will continue. Trends in environmental regulation include increased reporting obligations and placing more restrictions and limitations on operations, such as emissions of greenhouse gases and other pollutants; generation and disposal of wastes, including wastes that may have technologically enhanced naturally occurring radioactive materials; and use, storage and handling of chemical substances that may impact human health, the environment and/or threatened or endangered species. Other increasingly stringent environmental restrictions and limitations have resulted in increased operating costs for us and other similar businesses throughout the United States. It is possible that the costs of compliance with environmental laws and regulations may continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly, but there can be no assurance that we will identify and properly anticipate each such change, or that our efforts will prevent material costs, if any, from rising.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point in time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, depreciation and amortization, asset impairment, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. We summarize our significant accounting policies within our combined consolidated financial statements included in “Item 8: Financial Statements and Supplementary Data - Note 2” included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

During the year ended December 31, 2015, ARP recognized $6.6 million of asset impairments related to its unproved gas and oil properties within property, plant and equipment, net on our combined consolidated balance sheet primarily for its unproved acreage in the New Albany shale. During the year ended December 31, 2013, ARP recognized $13.5 million of asset impairments related to its unproved gas and oil properties within property, plant and equipment, net on our combined consolidated balance sheet primarily for its unproved acreage in the Chattanooga and New Albany shales. There were no impairments of unproved gas and oil properties recorded for the year ended December 31, 2014.

For the year ended December 31, 2015, we recognized $974.0 million of asset impairment primarily related to proved oil and gas properties in ARP’s Barnett, Coal-bed Methane, Rangely, Marcellus and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices, net of $85.8 million of future hedge gains reclassified from accumulated other comprehensive income. During the year ended December 31, 2014, we recognized $562.6 million of asset impairments related to proved oil and gas properties primarily for ARP’s Appalachian and mid-continent operations, which was net of $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. Asset impairments for the year ended December 31, 2014 principally resulted from the decline in forward commodity prices during the fourth quarter of 2014. During the year ended December 31, 2013, ARP recognized $38.0 million of asset impairments related to proved gas and oil properties within property, plant and equipment, net on our combined consolidated balance sheet primarily for its shallow natural gas wells in the New Albany Shale and unproved acreage in the Chattanooga and New Albany Shales. These impairments related to the carrying amount of these gas and oil properties being in excess of our and our subsidiaries’ estimates of their fair values at December 31, 2015, 2014, and 2013 and ARP’s intention not to drill on certain expiring unproved acreage. The estimate of fair values of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas prices at the date of measurement.

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

During the year ended December 31, 2014, ARP recorded an $18.1 million goodwill non-cash impairment loss within asset impairment on our combined consolidated statement of operations related to an impairment of goodwill in its gas and oil production reporting unit due to a decline in overall commodity prices. There were no goodwill impairments recognized by ARP during the years ended December 31, 2015 and 2013.

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

During the years ended December 31, 2014 and 2013, our subsidiaries completed several acquisitions of oil and gas properties and related assets. The fair value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under our subsidiaries’ existing methodology for recognizing an estimated liability for the plugging and abandonment of their gas and oil wells (see “Item 8: Financial Statements and Supplemental Data—Note 6”). These inputs require significant judgments and estimates by management at the time of the valuation and are subject to change.

Reserve Estimates

Estimates of proved natural gas, oil and natural gas liquids reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas, oil and natural gas liquids prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. Our subsidiaries engaged independent third-party reserve engineers, to prepare reports of AGP’s and ARP’s proved reserves (see “Item 2: Properties”).

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. Our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2015. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

ARP and AGP are subject to the risk of loss on its derivative instruments that we would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. ARP and AGP maintain credit policies with regard to its counterparties to minimize their overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the quarterly monitoring of our oil, natural gas and NGLs counterparties’ credit exposures; (iii) comprehensive credit reviews on significant counterparties from physical and financial transactions on an ongoing basis; (iv) the utilization of contractual language that affords them netting or set off opportunities to mitigate exposure risk; and (v) when appropriate requiring counterparties to post cash collateral, parent guarantees or letters of credit to minimize credit risk.  ARP’s assets related to derivatives as of December 31, 2015 represent financial instruments from ten counterparties; all of which are financial institutions that have an “investment grade” (minimum Standard & Poor’s rating of BBB+ or better) credit rating and are lenders associated with ARP’s revolving credit facility. Subject to the terms of ARP’s revolving credit facility, collateral or other securities are not exchanged in relation to derivatives activities with the parties in the revolving credit facility.

Interest Rate Risk. As of December 31, 2015, we had $72.7 million of outstanding borrowings under our term facility and ARP had $592.0 million of outstanding borrowings under its revolving credit facility and $243.8 million of outstanding borrowings under its term loan facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending December 31, 2016 by $8.8 million, excluding the effect of non-controlling interests.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending December 31, 2016 of approximately $0.9 million, net of non-controlling interests.

Realized pricing of natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years. To limit AGP’s and ARP’s exposure to changing natural gas, oil and natural gas liquids prices, AGP and ARP enter into natural gas and oil swap, put option and costless collar option contracts. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter (“OTC”) futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. OTC contracts are generally financial contracts which are settled with financial payments or receipts and generally do not require delivery of physical hydrocarbons. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids fixed price swaps are priced based on a WTI crude oil index, while other natural gas liquids contracts are based on an OPIS Mt. Belvieu index. These contracts have qualified and been designated as cash flow hedges and been recorded at their fair values.

As of December 31, 2015, AGP had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016	76,000	$45.229
2017	37,100	$49.968
2018	26,500	48.850

(1)	“Bbl” represents barrels.

As of December 31, 2015, ARP had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(MMBtu)(1)	(per MMBtu)(1)
2016	53,546,300	$4.229
2017	49,920,000	$4.219
2018	40,800,000	$4.170
2019	15,960,000	$4.017

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price
		(MMBtu)(1)	(per MMBtu)(1)
2016	Puts purchased	1,440,000	$4.150

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016	84,000	$85.651
2017	60,000	$83.780

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)(1)
2016	1,557,000	$81.471
2017	1,140,000	$77.285
2018	1,080,000	$76.281
2019	540,000	$68.371

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Energy Group, LLC

We have audited the accompanying combined consolidated balance sheets of Atlas Energy Group, LLC (a Delaware limited liability company) and subsidiaries and affiliates as defined in Note 1 (the “Company”) as of December 31, 2015 and 2014, and the related combined consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlas Energy Group, LLC and subsidiaries and affiliates as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 30, 2016

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$31,214	$58,358
Accounts receivable	65,920	115,290
Advances to affiliates	—	4,389
Current portion of derivative asset	159,763	144,259
Subscriptions receivable	19,877	32,398
Prepaid expenses and other	22,997	26,789
Total current assets	299,771	381,483
Property, plant and equipment, net	1,316,897	2,419,289
Goodwill and intangible assets, net	14,095	14,330
Long-term derivative asset	198,371	130,602
Other assets, net	88,980	80,611
Total assets	$1,918,114	$3,026,315

LIABILITIES AND UNITHOLDERS’/OWNER’S EQUITY
Current liabilities:
Current portion of long-term debt	$4,250	$1,500
Accounts payable	52,550	123,670
Liabilities associated with drilling contracts	21,483	40,611
Current portion of derivative payable to Drilling Partnerships	2,574	932
Accrued interest	25,452	26,479
Accrued well drilling and completion costs	33,555	92,910
Deferred acquisition purchase price	—	105,000
Accrued liabilities	42,440	64,854
Total current liabilities	182,304	455,956
Long-term debt, less current portion	1,602,932	1,541,085
Asset retirement obligations and other	124,919	114,059
Commitments and contingencies (Note 11)
Unitholders’/owner’s equity (deficit):
Common unitholders’ equity (deficit)	(103,148)	—
Series A preferred equity	40,875	—
Owner’s equity	—	147,308
Accumulated other comprehensive income	4,284	54,008
	(57,989)	201,316
Non-controlling interests	65,948	713,899
Total unitholders’/owner’s equity	7,959	915,215
Total liabilities and unitholders’/owner’s equity	$1,918,114	$3,026,315

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Gas and oil production	$368,845	$475,758	$273,906
Well construction and completion	76,505	173,564	167,883
Gathering and processing	7,431	14,107	15,676
Administration and oversight	7,812	15,564	12,277
Well services	23,822	24,959	19,492
Gain on mark-to-market derivatives	268,085	2,819	—
Other, net	993	1,739	(14,135)
Total revenues	753,493	708,510	475,099
Costs and expenses:
Gas and oil production	171,882	184,296	100,178
Well construction and completion	66,526	150,925	145,985
Gathering and processing	9,613	15,525	18,012
Well services	9,162	10,007	9,515
General and administrative	109,569	90,476	89,957
Depreciation, depletion and amortization	166,929	242,079	139,916
Asset impairment	973,981	580,654	38,014
Total costs and expenses	1,507,662	1,273,962	541,577
Operating loss	(754,169)	(565,452)	(66,478)

Loss on asset sales and disposal	(1,181)	(1,859)	(987)
Interest expense	(125,658)	(73,435)	(39,712)
Loss on extinguishment of debt	(4,726)	—	—
Net loss	(885,734)	(640,746)	(107,177)
Preferred unitholders’ dividends	(3,360)	—	—
Loss attributable to non-controlling interests	649,316	471,439	58,389
Net loss attributable to unitholders’/owner’s interests	$(239,778)	$(169,307)	$(48,788)
Allocation of net loss attributable to unitholders’/owner’s interests:
Portion applicable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	$(10,475)	$(169,307)	$(48,788)
Portion applicable to unitholders’ interests (period subsequent to the transfer of assets on February 27, 2015)	(229,303)	—	—
Net loss attributable to unitholders’/owner’s interests	$(239,778)	$(169,307)	$(48,788)
Net loss attributable to unitholders per common unit:
Basic	$(8.82)	$—	$—
Diluted	$(8.82)	$—	$—
Weighted average common units outstanding:
Basic	26,011	—	—
Diluted	26,011	—	—

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(885,734)	$(640,746)	$(107,177)
Other comprehensive income (loss):
Derivative instruments designated as cash flow hedges:
Mark-to-market gains during the period	—	238,875	15,828
Reclassification of mark-to-market gains to offset asset impairment expense	(85,768)	(82,324)	—
Reclassification to mark-to-market (gains) losses	(86,328)	7,739	(10,216)
Total other comprehensive income (loss)	(172,096)	164,290	5,612
Comprehensive loss	(1,057,830)	(476,456)	(101,565)
Comprehensive loss attributable to non-controlling interests	771,688	350,819	53,416
Comprehensive loss attributable to unitholders’/owner’s interest	$(286,142)	$(125,637)	$(48,149)

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF UNITHOLDERS’/OWNER’S EQUITY

(in thousands, except unit data)

	Series A Preferred Equity		Common Unitholders’ Equity (Deficit)			Accumulated Other	Non-	Total Unitholders’/
	Units	Amount	Units	Amount	Owner’s Equity	Comprehensive Income	Controlling Interest	Owner’s Equity
Balance at December 31, 2012	—	$—	—	$—	$366,066	$9,699	$493,039	$868,804
Distributions to non-controlling interests	—	—	—	—	—	—	(73,129)	(73,129)
Unissued common units under incentive plan	—	—	—	—	—	—	12,630	12,630
Non-controlling interests’ capital contribution	—	—	—	—	—	—	326,421	326,421
Net investment from Atlas Energy	—	—	—	—	12,774	—	—	12,774
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	—	—	—	(1,939)	(1,939)
Gain on sale from subsidiary unit issuances	—	—	—	—	27,326	—	(27,326)	—
Other comprehensive income	—	—	—	—	—	639	4,973	5,612
Net loss	—	—	—	—	(48,788)	—	(58,389)	(107,177)
Balance at December 31, 2013	—	$—	—	$—	$357,378	$10,338	$676,280	$1,043,996
Distributions to non-controlling interests	—	—	—	—	—	—	(142,386)	(142,386)
Net issued and unissued units under incentive plan	—	—	—	—	—	—	7,391	7,391
Non-controlling interests’ capital contribution	—	—	—	—	—	—	585,240	585,240
Net distribution to Atlas Energy	—	—	—	—	(85,772)	—	—	(85,772)
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	—	—	—	(2,158)	(2,158)
Distribution payable	—	—	—	—	—	—	(14,640)	(14,640)
Gain on sale from subsidiary unit issuances	—	—	—	—	45,009	—	(45,009)	—
Other comprehensive income	—	—	—	—	—	43,670	120,620	164,290
Net loss	—	—	—	—	(169,307)	—	(471,439)	(640,746)
Balance at December 31, 2014	—	$—	—	$—	$147,308	$54,008	$713,899	$915,215
Net loss attributable to owner’s interest prior to the transfer of assets on February 27, 2015	—	—	—	—	(10,475)	—	—	(10,475)
Net distribution to owner’s interest prior to the transfer of assets on February 27, 2015	—	—	—	—	(19,758)	—	—	(19,758)
Net assets contributed by owner to Atlas Energy Group, LLC	—	—	26,010,766	117,075	(117,075)	—	—	—
Issuance of units	1,621,427	40,536	—	(536)	—	—	228,880	268,880
Distributions to non-controlling interests	—	—	—	—	—	—	(116,621)	(116,621)
Net issued and unissued units under incentive plan	—	—	—	5,348	—	—	5,056	10,404
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	—	—	—	(558)	(558)
Distribution payable	—	(338)	—	—	—	—	11,248	10,910
Gain on sale from subsidiary unit issuances	—	—	—	4,268	—	—	(4,268)	—
Dividends paid to preferred equity unitholders	—	(2,683)	—	—	—	—	—	(2,683)
Other comprehensive loss	—	—	—	—	—	(49,724)	(122,372)	(172,096)
Net loss	—	3,360	—	(229,303)	—	—	(649,316)	(875,259)
Balance at December 31 2015	1,621,427	$40,875	26,010,766	$(103,148)	$—	$4,284	$65,948	$7,959

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(885,734)	$(640,746)	$(107,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	166,929	242,079	139,916
Asset impairment	973,981	580,654	38,014
Loss on early extinguishment of debt	4,726	—	—
Gain on derivatives	(227,155)	—	—
Amortization of deferred financing costs and discount and premium on long-term debt	34,083	10,462	10,263
Non-cash compensation expense	10,324	7,731	12,680
Loss on asset sales and disposal	1,181	1,859	987
Distributions paid to non-controlling interests	(117,179)	(144,544)	(75,068)
Equity income in unconsolidated companies	(742)	(1,136)	(2,594)
Distributions received from unconsolidated companies	2,847	1,695	1,022
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	127,921	(58,869)	(22,283)
Accounts payable and accrued liabilities	(84,117)	76,902	8,081
Net cash provided by operating activities	7,065	76,087	3,841
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(156,360)	(225,636)	(267,480)
Net cash paid for acquisitions	(120,332)	(741,522)	(780,857)
Other	(1,223)	4,211	(5,187)
Net cash used in investing activities	(277,915)	(962,947)	(1,053,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	859,890	1,393,000	1,107,625
Repayments under credit facilities	(808,903)	(1,117,500)	(896,050)
Net proceeds from subsidiary long term debt	—	170,596	510,396
Net proceeds from issuance of Series A units	40,000	—	—
Net proceeds from issuance of subsidiary units to the public	208,902	585,240	326,421
Dividends to preferred unitholders	(2,683)	—	—
Net investment from (distributions to) Atlas Energy	(19,758)	(85,772)	12,774
Deferred financing costs, distribution equivalent rights and other	(33,742)	(10,971)	(24,128)
Net cash provided by financing activities	243,706	934,593	1,037,038
Net change in cash and cash equivalents	(27,144)	47,733	(12,645)
Cash and cash equivalents, beginning of year	58,358	10,625	23,270
Cash and cash equivalents, end of year	$31,214	$58,358	$10,625

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Atlas Energy Group, LLC (the “Company”) is a Delaware limited liability company formed in October 2011. At December 31, 2015, the Company’s operations primarily consisted of its ownership interests in the following:

•

100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest (consisting of 20,962,485 common and 3,749,986 preferred limited partner units) in Atlas Resource Partners, L.P. (“ARP”), a publicly traded Delaware master limited partnership (“MLP”) (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. As part of its exploration and production activities, ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities;

•

80.0% general partner interest and a 2.1% limited partner interest in Atlas Growth Partners, L.P. (“AGP”), a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in South Texas. On June 30, 2015, AGP concluded a private placement offering, during which it issued $233.0 million of its common limited partner units. Of the $233.0 million of gross funds raised, the Company purchased $5.0 million common limited partner units; and

•

15.9% general partner interest and 12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.”), its general partner (collectively, “Lightfoot”), which incubate new MLPs and invest in existing MLPs.

On February 27, 2015, the Company’s former owner, Atlas Energy, L.P. (“Atlas Energy”), transferred its assets and liabilities, other than those related to its midstream assets, to the Company, and effected a pro rata distribution of the Company’s common units representing a 100% interest in the Company, to Atlas Energy’s unitholders (the “Separation”). The Company’s common units began trading “regular-way” under the ticker symbol “ATLS” on the New York Stock Exchange on March 2, 2015. Concurrently with the distribution of the Company’s units, Atlas Energy and its remaining midstream interests merged with Targa Resources Corp. (“Targa”; NYSE: TRGP) and ceased trading.

At December 31, 2015, the Company had 26,010,766 common limited partner units issued and outstanding. The common units are a class of limited liability company interests in the Company. The holders of common units are entitled to participate in company distributions and exercise the rights or privileges available to a holders of common units as outlined in the limited liability company agreement.

The Company will continue as a limited liability company until dissolved under the limited liability company agreement. The limited liability company agreement specifies the manner in which the Company will make cash distributions to holders of common units and other partnership securities (see Note 13).

The following is a summary of the voting requirements specified for certain matters under the limited liability company agreement:

•	Election of the directors to the Company’s board of directors - plurality of votes cast by the Company’s unitholders.
•	Issuance of additional company securities - no approval right, subject to the rules of any national securities exchange on which the Company’s securities are listed.
•

Amendment of the Company’s limited liability company agreement - certain amendments may be made by the Company’s board of directors without the approval of the unitholders. Other amendments generally require the approval of a majority of the Company’s outstanding voting units.

•	Merger of the Company or the sale of all or substantially all of the Company’s assets - majority of the Company’s outstanding voting units in certain circumstances.
•	Dissolution of the Company - majority of the Company’s outstanding voting units.
•	Continuation of the Company upon dissolution - majority of the Company’s outstanding voting units.

The outstanding voting units consist of the Company’s common units and the Company’s Series A preferred units, which have voting rights identical to those of the Company’s common units on a “as converted” basis.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The consolidated financial statements for the year ended December 31, 2015, subsequent to the transfer of assets on February 27, 2015, includes the accounts of the Company and its subsidiaries. The Company’s combined consolidated financial statements for the portion of 2015 which is prior to the transfer of assets on February 27, 2015, and the combined consolidated financial statements for the years ended December 31, 2014 and 2013 were derived from the separate records maintained by Atlas Energy and may not necessarily be indicative of the conditions or results of operations that would have existed if the Company had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all the various entities comprising the Company, Atlas Energy’s net investment in the Company is shown as equity in the combined consolidated financial statements. Accounting principles generally accepted in the United States of America (“U.S. GAAP”) require management to make estimates and assumptions that affect the amounts reported in the combined consolidated balance sheets and related combined consolidated statements of operations. Such estimates included allocations made from the historical accounting records of Atlas Energy, based on management’s best estimates, in order to derive the financial statements of the Company. Actual balances and results could be different from those estimates. Transactions between the Company and other Atlas Energy operations have been identified in the combined consolidated financial statements as transactions between affiliates.

In connection with Atlas Energy’s merger with Targa and the concurrent Separation, the Company was required to repay $150.0 million of Atlas Energy’s term loan credit facility, which was issued in July 2013 for $240.0 million. In accordance with U.S. GAAP, the Company included $150.0 million of Atlas Energy’s original term loan at the time of issuance, and the related interest expense, within its historical financial statements. Atlas Energy’s other historical borrowings were allocated to the Company’s historical financial statements in the same ratio. The Company used proceeds from the issuance of its Series A preferred units (see Note 12) and borrowings under its term loan credit facilities (see Note 7) to fund the $150.0 million payment.

The Company consolidates the financial statements of ARP and AGP into its combined consolidated financial statements rather than presenting its ownership interests as equity investments, as the Company controls these entities through its general partnership interests therein. As such, the non-controlling interests in ARP and AGP are reflected as (income) loss attributable to non-controlling interests in the combined consolidated statements of operations and as a component of unitholders’ equity on the combined consolidated balance sheets. All material intercompany transactions have been eliminated.

In accordance with established practice in the oil and gas industry, the Company’s combined consolidated financial statements include its pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of the Drilling Partnerships in which ARP has an interest. Such interests generally approximate 30%. The Company’s combined consolidated financial statements do not include proportional consolidation of the depletion or impairment expenses of ARP’s Drilling Partnerships. Rather, ARP calculates these items specific to its own economics (see “Impairment of Long Lived Assets” elsewhere within this note).

Use of Estimates

The preparation of the Company’s combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Company’s combined consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Company’s combined consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, depreciation and amortization, asset impairments, fair value of derivative instruments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired and liabilities assumed. Such estimates included estimated allocations made from the historical accounting records of Atlas Energy in order to derive the historical financial statements of the Company. The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash distributions received with respect to the Company’s ownership interests in ARP, AGP, and Lightfoot. The Company’s primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures, and distributions to unitholders, which the Company expects to fund through operating cash flow, and cash distributions received.

The Company relies on the cash flows from the distributions received on the Company’s ownership interests in ARP, AGP, and Lightfoot. The amount of cash that ARP and AGP can distribute to their partners, including the Company, principally depends upon the amount of cash they each generate from their operations. Reductions of such distributions to the Company would adversely affect the Company’s ability to fund its cash requirements and obligations and meet its financial covenants under its credit agreement. In November 2015, ARP completed the semi-annual redetermination of its credit facility, reducing the borrowing base from $750 million to $700 million and resetting annual distributions to $0.15 per common unit. As a result, ARP distributions to the Company in 2016 will be significantly lower than those received in 2015.

On March 30, 2016, the Company entered into a Third Amendment to its First Lien Credit Agreement and a new Second Lien Credit Agreement that, among other things, modifies certain financial covenants, incorporates the ARP financial covenants, provides for a cross-default for defaults by ARP, prohibits the Company from paying distributions on its common and preferred units and requires quarterly receipt of distributions from AGP and Lightfoot.

The Company and its subsidiaries believe that they will have sufficient liquid assets, cash from operations and borrowing capacity to meet their financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. To the extent commodity prices remain low or decline further, or the Company, ARP or AGP experience disruptions in the financial markets impacting their respective longer-term access to or cost of capital, their respective ability to fund future growth projects may be further impacted. The Company, ARP and AGP continually monitor their respective capital markets and their capital structures and may make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. It is possible additional adjustments to the Company’s, ARP’s or AGP’s strategic plan and outlook may occur based on market conditions and their respective needs at that time, which could include selling assets, liquidating all or a portion of ARP’s hedge portfolio, seeking additional partners to develop their respective assets, reducing or suspending the payments of distributions to unitholders and/or reducing their respective planned capital programs. Strategies involving further reduction or suspension of distributions to unitholders by ARP or AGP would adversely affect the Company’s ability to fund its cash requirements and obligations.

ARP relies on cash flow from operations and its credit facilities to execute its growth strategy and to meet its financial commitments and other short-term liquidity needs.

In November 2015, ARP completed the semi-annual redetermination of its credit facility, reducing the borrowing base from $750 million to $700 million. ARP’s next redetermination date is in May 2016. ARP’s borrowing base, and thus its borrowing capacity, under the Credit Facility is impacted by the level of its oil and natural gas reserves. Downward revisions of its oil and natural gas reserves volume and value due to declines in commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, sales of assets or the incurrence of certain types of additional debt, among other items, could cause a reduction of its borrowing base in the future, and these reductions could be significant.

ARP believes it has sufficient liquidity from (i) its cash flows from operations (including its hedges scheduled to settle in 2016), (ii) availability under its credit facility and (iii) available cash, to fund its capital program, current obligations and projected working capital requirements for 2016. Furthermore, despite the decline in natural gas and oil prices, ARP believes its derivative contracts, which are primarily fixed price swaps, provide significant commodity price protection on a significant portion of its anticipated natural gas and oil production for 2016.

ARP’s ability to (i) generate sufficient cash flows from operations or obtain future borrowings under its credit facility, (ii) repay or refinance any of its indebtedness on commercially reasonable terms or at all, or (iii) obtain additional capital if required on acceptable terms or at all to fund its capital programs or any potential future acquisitions, joint ventures or other similar transactions, will depend on prevailing economic conditions many of which are beyond its control. The extreme ongoing volatility in the energy industry and commodity prices will likely continue to impact ARP’s outlook. ARP’s plans are intended to address the impacts of the current volatility in commodity prices while (i) maintaining sufficient liquidity to fund capital in its core drilling programs, (ii) meeting its debt maturities, and (iii) managing and working to strengthen its balance sheet. ARP continues to implement various cost saving measures to reduce its capital, operating, and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. ARP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs.

To the extent commodity prices remain low or decline further, or ARP experiences disruptions in the financial markets impacting its longer-term access to or cost of capital, its ability to fund future growth projects may be further impacted. ARP continually monitors the capital markets and its capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. For example, ARP could (i) elect to repurchase a portion of its outstanding debt in the future for cash through open market repurchases or privately negotiated transactions with certain of its debtholders, or (ii) issue additional secured debt as permitted under its debt agreements, although there is no assurance ARP would do so. It is also possible additional adjustments to its plan and outlook may occur based on market conditions and its needs at that time, which could include selling assets, liquidating all or a portion of its hedge portfolio, seeking additional partners to develop its assets, reducing or suspending the payments of distributions to unitholders and/or reducing its planned capital program.

Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

Receivables

Accounts receivable on the combined consolidated balance sheets consist primarily of the trade accounts receivable associated with the Company and its subsidiaries. Management performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness. The Company and its subsidiaries extend credit on sales on an unsecured basis to many of their customers. At December 31, 2015 and 2014, the Company had recorded no allowance for uncollectible accounts receivable on its combined consolidated balance sheets.

Inventory

The Company had $8.0 million and $8.9 million of inventory at December 31, 2015 and 2014, respectively, which were included within prepaid expenses and other current assets on its combined consolidated balance sheets. The Company values inventories at the lower of cost or market. The Company’s inventories, which consist primarily of ARP’s materials, pipes, supplies and other inventories, were principally determined using the average cost method.

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

Impairment of Long-Lived Assets

The Company’s subsidiaries review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.

The review of oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company’s subsidiaries’ plans to continue to produce and develop proved reserves. Expected future cash flows from the sale of production of reserves are calculated based on estimated future prices. The Company’s subsidiaries estimate prices based upon current contracts in place, adjusted for basis differentials and market-related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

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

Capitalized Interest

ARP capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP were 6.5%, 5.6% and 6.0% for the years ended December 31, 2015, 2014 and 2013, respectively. The amounts of interest capitalized by ARP were $15.8 million, $13.0 million and $14.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Intangible Assets

ARP has recorded intangible assets with finite lives in connection with partnership management and operating contracts acquired through prior consummated acquisitions. ARP amortizes contracts acquired on a declining balance method over their respective estimated useful lives.

The following table reflects the components of intangible assets being amortized at December 31, 2015 and 2014 (in thousands):

	December 31,		Estimated Useful Lives
	2015	2014	In Years
Gross Carrying Amount	$14,344	$14,344	13
Accumulated Amortization	(13,888)	(13,653)
Net Carrying Amount	$456	$691

Amortization expense on intangible assets was $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Aggregate estimated annual amortization expense for intangible assets is approximately $0.1 million per year through 2019.

Goodwill

At December 31, 2015 and 2014, the Company had $13.6 million of goodwill recorded in connection with ARP’s prior consummated acquisitions. No changes in the carrying amount of goodwill were recorded for the year ended December 31, 2015. The change in ARP’s goodwill during the year end December 31, 2014 resulted from goodwill impairment related to its gas and oil production reporting unit.

ARP evaluates goodwill for impairment at each year end by comparing its reporting unit estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units. ARP’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including ARP’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, ARP also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in ARP’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in ARP’s industry to determine whether those valuations appear reasonable in management’s judgment. ARP’s management will continue to evaluate goodwill at least annually or when impairment indicators arise.

As a result of its goodwill impairment evaluation at December 31, 2014, ARP recognized an $18.1 million non-cash impairment charge within asset impairments on the Company’s combined consolidated statement of operations for the year ended December 31, 2014. The goodwill impairment resulted from the reduction in ARP’s estimated fair value of its gas and oil production reporting unit in comparison to its carrying amount at December 31, 2014. ARP’s estimated fair value of its gas and oil production reporting unit was impacted by a decline in overall commodity prices during the fourth quarter of 2014. All remaining goodwill at December 31, 2015 and 2014 is attributable to ARP’s well construction and completion and other partnership management reporting units. No changes in the carrying amount of goodwill were recorded for the years ended December 31, 2015 and 2013.

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

ARP Preferred Units

In connection with ARP’s acquisition of certain proved reserves and associated assets from Titan Operating, L.L.C. in July 2012, ARP issued 3.8 million newly created convertible Class B ARP preferred units (“Class B ARP Preferred Units”). While outstanding, the Class B ARP Preferred Units received regular quarterly cash distributions equal to the greater of (i) $0.40 and (ii) the quarterly common unit distribution. On December 23, 2014, 3,796,900 of Class B ARP Preferred Units were converted into common units, while the remaining 39,654 Class B ARP Preferred Units were converted into common units on July 25, 2015. In connection with ARP’s acquisition of certain proved reserves and associated assets from EP Energy, Inc. in July 2013, ARP issued 3.7 million newly created convertible Class C ARP preferred units to Atlas Energy (“Class C ARP Preferred Units”). While outstanding, the Class C ARP Preferred Units will receive regular quarterly cash distributions equal to the greater of (i) $0.51 and (ii) the quarterly common unit distribution. In October 2014, in connection with ARP’s acquisition of assets in the Eagle Ford Shale (see Note 3), ARP issued 3.2 million of its 8.625% Class D cumulative redeemable perpetual preferred units (“Class D ARP Preferred Units”) and in March 2015, issued an additional 800,000 Class D ARP Preferred Units (see Note 12). The initial quarterly distribution on the Class D ARP Preferred Units was $0.616927 per unit, representing the distribution for the period from October 2, 2014 through January 14, 2015. Subsequent to January 14, 2015, ARP pays quarterly distributions on the Class D ARP Preferred Units at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference. In April 2015, ARP issued 255,000 of its newly created 10.75% Class E cumulative redeemable perpetual preferred units (“Class E ARP Preferred Units”). The initial quarterly distribution on the Class E ARP Preferred Units was $0.6793 per unit, representing the distribution for the period from April 14, 2015 through July 14, 2015. Subsequent to July 15, 2015, ARP pays quarterly distributions on the Class E Preferred Units at an annual rate of $2.6875 per unit, or 10.75% of the liquidation preference. At December 31, 2015 and 2014, $103.3 million and $78.0 million, respectively, related to ARP’s preferred units, are included within non-controlling interests on the Company’s combined consolidated statements of unitholders’ equity.

Income Taxes

The Company, ARP, AGP, Lightfoot and the respective subsidiaries thereof are not subject to U.S. federal and most state income taxes. The partners of these entities are liable for income tax in regard to their distributive share of the entities’ taxable income. Such taxable income may vary substantially from net income (loss) reported in the combined consolidated financial statements. Certain corporate subsidiaries of ARP are subject to federal and state income tax. The federal and state income taxes related to the Company and these corporate subsidiaries were immaterial to the combined consolidated financial statements as of December 31, 2015 and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for these corporate subsidiaries in the combined consolidated financial statements.

Each of the entities which comprise the Company evaluates tax positions taken or expected to be taken in the course of preparing their respective tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Company’s management does not believe it has any tax positions taken within its combined consolidated financial statements that would not meet this threshold. The Company’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Company has not recognized any such potential interest or penalties in its combined consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.

The entities comprising the Company file Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the entities comprising the Company are no longer subject to income tax examinations by major tax authorities for years prior to 2012 and are not currently being examined by any jurisdiction and are not aware of any potential examinations as of December 31, 2015.

Unit-Based Compensation

The Company and ARP recognize all unit-based payments to employees, including grants of employee unit options, in the combined consolidated financial statements based on their fair values (see Note 14).

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

Unvested unit-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. A portion of the Company’s phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plans and incentive compensation agreements (see Note 14), contain non-forfeitable rights to distribution equivalents of the Company. The participation rights result in a non-contingent transfer of value each time the Company declares a distribution or distribution equivalent right during the award’s vesting period. However, unless the contractual terms of the participating securities require the holders to share in the losses of the entity, net loss is not allocated to the participating securities. As such, the net income utilized in the calculation of net income (loss) per unit must be after the allocation of only net income to the phantom units on a pro-rata basis.

The following is a reconciliation of net loss allocated to the common unitholders for purposes of calculating net loss attributable to common unitholders per unit (in thousands, except unit data):

	Years Ended December 31,
	2015	2014	2013
Net loss	$(885,734)	$(640,746)	$(107,177)
Preferred unitholder dividends	(3,360)	—	—
Loss attributable to non-controlling interests	649,316	471,439	58,389
Loss attributable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	10,475	169,307	48,788
Net loss utilized in the calculation of net loss attributable to common unitholders per unit – basic and diluted(1)	$(229,303)	$—	$—

(1)

Net income (loss) attributable to common unitholders for the net loss attributable to common unitholders per unit calculation is net income (loss) attributable to common unitholders and the distribution on the convertible preferred units, less income allocable to participating securities. For the year ended December 31, 2015, net loss attributable common unitholder’s ownership interest is not allocated to approximately 68,000 phantom units, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit option awards and convertible preferred units, as calculated by the treasury stock or if converted methods, as applicable. Unit options consist of common units issuable upon payment of an exercise price by the participant under the terms of the Company’s long-term incentive plan (see Note 14).

The following table sets forth the reconciliation of the Company’s weighted average number of common unitholder units used to compute basic net loss attributable to common unitholders per unit with those used to compute diluted net loss attributable to common unitholders per unit (in thousands):

	Years Ended December 31,
	2015	2014	2013
Weighted average number of common unitholders per unit—basic	26,011	—	—
Add effect of dilutive incentive awards(1)	—	—	—
Add effect of dilutive convertible preferred units(1)	—	—	—
Weighted average number of common unitholders per unit—diluted	26,011	—	—

(1)

For the year ended December 31, 2015, 1,817,000 phantom units were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive. For the year ended December 31, 2015, potential common units issuable upon conversion of the Company’s Series A preferred units were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

Environmental Matters

The Company and its subsidiaries are subject to various federal, state and local laws and regulations relating to the protection of the environment. Management has established procedures for the ongoing evaluation of the Company’s and its subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Company and its subsidiaries maintain insurance which may cover in whole or in part certain environmental expenditures. The Company and its subsidiaries had no environmental matters requiring specific disclosure or requiring the recognition of a liability for the years ended December 31, 2015, 2014 and 2013.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company and its subsidiaries to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Company and its subsidiaries place their temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2015 and 2014, the Company had $41.4 million and $60.8 million, respectively, in deposits at various banks, of which $38.3 million and $57.7 million, respectively, were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments to date. Cash on deposit at various banks may differ from the balance of cash and cash equivalents at period end due to certain reconciling items, including any outstanding checks as of period end.

The Company and its subsidiaries sell natural gas, oil, NGLs and condensate under contract to various purchasers in the normal course of business. For the year ended December 31, 2015, ARP had four customers that individually accounted for approximately 21%, 15%, 11% and 11%, respectively, of its natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2014, ARP had four customers within its gas and oil production segment that individually accounted for approximately 25%, 15%, 14% and 13%, respectively, of its natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2013, ARP had three customers that individually accounted for approximately 19%, 11% and 10%, respectively, of its natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2015, AGP had three customers within its gas and oil production segment that individually accounted for approximately 59%, 28% and 12% respectively, of AGP’s natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2014, AGP had two customers within its gas and oil production segment that individually accounted for approximately 67% and 33% of AGP’s natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the period ended December 31, 2013, AGP had two customers within its gas and oil production segment that individually accounted for approximately 70% and 30% of AGP’s natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity.

ARP and AGP are subject to the risk of loss on their derivative instruments that they would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. ARP and AGP maintain credit policies with regard to their counterparties to minimize their overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the quarterly monitoring of their oil, natural gas and NGLs counterparties’ credit exposures; (iii) comprehensive credit reviews on significant counterparties from physical and financial transactions on an ongoing basis; (iv) the utilization of contractual language that affords us netting or set off opportunities to mitigate exposure risk; and (v) when appropriate requiring counterparties to post cash collateral, parent guarantees or letters of credit to minimize credit risk.  ARP’s assets related to derivatives as of December 31, 2015 represent financial instruments from ten counterparties; all of which are financial institutions that have an “investment grade” (minimum Standard & Poor’s rating of BBB+ or better) credit rating and are lenders associated with ARP’s revolving credit facility. Subject to the terms of ARP’s revolving credit facility, collateral or other securities are not exchanged in relation to derivatives activities with the parties in the revolving credit facility.

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

While the historical structure has varied, ARP has generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of cumulative unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. ARP periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, ARP recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which ARP has recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, ARP will recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized.

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

The Company’s subsidiaries’ gas and oil production operations accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices (see “Use of Estimates” for further description). The Company had unbilled revenues at December 31, 2015 and 2014 of $39.9 million and $85.5 million, respectively, which were included in accounts receivable within its combined consolidated balance sheets.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. The updated guidance is effective for the Company as of January 1, 2019 and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest period presented.  The Company is currently in the process of determining the impact that the updated accounting guidance will have on its consolidated financial statements.

In August 2015, the FASB updated the accounting guidance related to the balance sheet presentation of debt issuance costs specific to line-of-credit arrangements. The updated accounting guidance allows the option of presenting deferred debt issuance costs related to line-of-credit arrangements as an asset, and subsequently amortizing over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. The Company adopted the updated accounting guidance effective January 1, 2016 and does not expect it to have a material impact on its combined consolidated financial statements.

In April 2015, the FASB updated the accounting guidance related to the balance sheet presentation of debt issuance costs. The updated accounting guidance requires that debt issuance costs be presented as a direct deduction from the associated debt obligation. The Company adopted this accounting guidance upon its effective date of January 1, 2016, which will result in a reclassification of unamortized deferred financing costs of $34.9 million from other assets to long-term debt on its combined consolidated balance sheet at December 31, 2015, when included in future filings.

In April 2015, the FASB updated the accounting guidance for earnings per unit (“EPU”) of master limited partnerships (“MLP”) applying the two-class method. The updated accounting guidance specifies that for general partner transfers (or “drop downs”) to an MLP accounted for as a transaction between entities under common control, the earnings (losses) of the transferred business before the date of the transaction should be allocated entirely to the general partner’s interest, and previously reported EPU of the limited partners should not change. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the drop down transaction occurs are also required. The Company adopted this accounting guidance upon its effective date of January 1, 2016, and does not expect it to have a material impact on its combined consolidated financial statements.

In February 2015, the FASB updated the accounting guidance related to consolidation under the variable interest entity and voting interest entity models. The updated accounting guidance modifies the consolidation guidance for variable interest entities, limited partnerships and similar legal entities. The Company adopted this accounting guidance upon its effective date of January 1, 2016, and does not except it to have a material impact on its combined consolidated financial statements.

In August 2014, the FASB updated the accounting guidance related to the evaluation of whether there is substantial doubt about an entity’s ability to continue as a going concern. The updated accounting guidance requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued and provide footnote disclosures, if necessary.  The Company adopted this accounting guidance upon its effective date of January 1, 2016, and will provide enhanced disclosures, as applicable, within its combined consolidated financial statements.

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. The Company is currently in the process of determining the impact that the updated accounting guidance will have on its consolidated financial statements and its method of adoption.

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

ARP’s EP Energy Acquisition

On July 31, 2013, ARP completed an acquisition of assets from EP Energy E&P Company, L.P. (“EP Energy”) for approximately $709.6 million in cash, net of purchase price adjustments (the “EP Energy Acquisition”). ARP funded the purchase price through borrowings under its revolving credit facility, the issuance of its 9.25% senior notes due 2021 (“9.25% ARP Senior Notes”) (see Note 7), and the issuance of 14,950,000 ARP common limited partner units and 3,749,986 newly created ARP Class C convertible preferred units (see Note 12). The assets acquired by ARP in the EP Energy Acquisition included coal-bed methane producing natural gas assets in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama and the County Line area of Wyoming. The EP Energy Acquisition had an effective date of May 1, 2013. The combined consolidated financial statements reflect the operating results of the acquired business commencing July 31, 2013 with the transaction closing.

ARP accounted for this transaction under the acquisition method of accounting. Accordingly, ARP evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values (see Note 9). In conjunction with the issuance of ARP’s common limited partner units associated with the acquisition, ARP recorded $12.1 million of transaction fees which were included within non-controlling interests for the year ended December 31, 2013 on the Company’s combined consolidated balance sheet. All other costs associated with the acquisition of assets were expensed as incurred.

The following table presents the values assigned to the assets acquired and liabilities assumed in the EP Energy Acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Prepaid expenses and other	$5,268
Property, plant and equipment	723,842
Total assets acquired	$729,110
Liabilities:
Accounts payable	2,747
Asset retirement obligation	16,728
Total liabilities assumed	19,475
Net assets acquired	$709,635

Pro Forma Financial Information

The following data presents pro forma revenues and net loss for the Company as if the Rangely and EP Energy acquisitions, including the related borrowings under the respective revolving credit facilities, net proceeds from the issuance of debt and issuances of common and preferred units had occurred on January 1, 2013. The Company prepared these pro forma unaudited financial results for comparative purposes only; they may not be indicative of the results that would have occurred if the Rangely and EP Energy acquisitions and related offerings, borrowings, and issuances had occurred on January 1, 2013 or the results that will be attained in future periods (in thousands, except per unit data; unaudited):

	Years Ended December 31,
	2014	2013
Total revenues and other	$754,511	$657,300
Net loss	(602,707)	(21,402)
Net loss attributable to owner	(146,227)	(186)

Other Acquisitions

ARP’s Arkoma Acquisition

On June 5, 2015, ARP completed the acquisition of the Company’s coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma for approximately $31.5 million, net of purchase price adjustments (the “Arkoma Acquisition”). ARP funded the purchase price through the issuance of 6,500,000 common limited partner units (see Note 12). The Arkoma Acquisition had an effective date of January 1, 2015. ARP accounted for the Arkoma Acquisition as a transaction between entities under common control in its standalone consolidated financial statements.

ARP’s and AGP’s Eagle Ford Acquisition

On November 5, 2014, ARP and AGP completed an acquisition of oil and natural gas liquid interests in the Eagle Ford Shale in Atascosa County, Texas from Cima Resources, LLC and Cinco Resources, Inc. (together “Cinco”) for $342.0 million, net of purchase price adjustments (the “Eagle Ford Acquisition”). Approximately $183.1 million was paid in cash by ARP and $19.9 million was paid by AGP at closing, and approximately $139.0 million was to be paid in four quarterly installments beginning December 31, 2014. On December 31, 2014, AGP made its first installment payment of $35.0 million related to its Eagle Ford Acquisition. Prior to the March 31, 2015 installment, ARP, AGP, and Cinco amended the purchase and sale agreement to alter the timing and amount of the quarterly payments beginning with the March 31, 2015 payment and ending December 31, 2015, with no change to the overall purchase price. On March 31, 2015, AGP paid $28.3 million and ARP issued $20.0 million of its Class D ARP Preferred Units (see Note 12) to satisfy the second installment related to the Eagle Ford Acquisition. On June 30, 2015, AGP paid $16.0 million and ARP paid $0.6 million to satisfy the third installment related to the Eagle Ford Acquisition. On July 8, 2015, AGP sold to ARP, for a purchase price of $1.4 million, AGP’s interest in a portion of the acreage AGP acquired in the Eagle Ford Acquisition, which represented AGP’s cost basis for the properties.  The transaction was approved by AGP’s and ARP’s respective conflicts committees. On September 21, 2015, ARP agreed with AGP to have AGP transfer its remaining $36.3 million of deferred purchase obligation, along with the related undeveloped natural gas and oil properties, to ARP. On October 1, 2015, ARP paid $17.5 million to satisfy the fourth installment related to the Eagle Ford Acquisition. On December 31, 2015, ARP paid the $21.6 million final deferred portion of the purchase price. The Eagle Ford Acquisition had an effective date of July 1, 2014. ARP’s issuance of Class D ARP Preferred Units in March 2015 represented a non-cash transaction for statement of cash flow purposes during the year ended December 31, 2015.

ARP’s GeoMet Acquisition

On May 12, 2014, ARP completed the acquisition of certain assets from GeoMet, Inc. (“GeoMet”) (OTCQB: GMET) for approximately $97.9 million in cash, net of purchase price adjustments (the “GeoMet Acquisition”), with an effective date of January 1, 2014. The assets included coal-bed methane producing natural gas assets in West Virginia and Virginia.

ARP’s Norwood Acquisition

On September 20, 2013, ARP completed the acquisition of certain assets from Norwood Natural Resources (“Norwood”) for $5.4 million (the “Norwood Acquisition”). The assets acquired included Norwood’s non-operating working interest in certain producing wells in the Barnett Shale. The Norwood Acquisition had an effective date of June 1, 2013.

The Company’s Arkoma Acquisition

On July 31, 2013, Atlas Energy completed the acquisition of certain natural gas and oil producing assets in the Arkoma Basin from EP Energy for approximately $64.5 million, net of purchase price adjustments (the “Arkoma Acquisition”). The Arkoma Acquisition was funded with a portion of the proceeds from the issuance of Atlas Energy’s term loan facility (see Note 7). The Arkoma Acquisition had an effective date of May 1, 2013.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	December 31,		Estimated Useful Lives
	2015	2014	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$569,377	$455,401
Pre-development costs	6,529	7,378
Wells and related equipment	3,157,708	3,082,429
Total proved properties	3,733,614	3,545,208
Unproved properties	213,047	311,946
Support equipment	44,921	37,359
Total natural gas and oil properties	3,991,582	3,894,513
Pipelines, processing and compression facilities	59,733	49,547	15 – 20
Rights of way	829	830	20 – 40
Land, buildings and improvements	9,798	9,160	3 – 40
Other	18,405	17,936	3 – 10
	4,080,347	3,971,986
Less – accumulated depreciation, depletion and amortization	(2,763,450)	(1,552,697)
	$1,316,897	$2,419,289

During the year ended December 31, 2015, the Company recognized a $1.2 million loss on asset sales and disposal primarily related to ARP’s write-down of pipe, pump units and other inventory in the New Albany Shale and Black Warrior basin that are no longer usable and ARP’s plugging and abandonment costs for certain wells in the New Albany Shale. During the year ended December 31, 2014, the Company recognized $1.9 million of loss on asset sales and disposal primarily pertaining to ARP’s sale of producing wells in the Niobrara Shale in connection with the settlement of a third party farmout agreement. During the year ended December 31, 2013, the Company recognized $1.0 million of loss on asset sales and disposal primarily pertaining to ARP’s loss on the sale of its Antrim assets.

Unproved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company’s subsidiaries will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. During the year ended December 31, 2015, ARP recognized $6.6 million of asset impairments related to its unproved gas and oil properties within property, plant and equipment, net on the Company’s combined consolidated balance sheet primarily for its unproved acreage in the New Albany Shale. During the year ended December 31, 2013, ARP recognized $13.5 million of asset impairments related to its unproved gas and oil properties within property, plant and equipment, net on the Company’s combined consolidated balance sheet primarily for its unproved acreage in the Chattanooga and New Albany shales. There were no impairments of unproved gas and oil properties recorded by the Company’s subsidiaries for year ended December 31, 2014.

Proved properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairments and offsetting hedge gains, if any, are included in asset impairment expense in the Company’s combined consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013. For the year ended December 31, 2015, the Company recognized $974.0 million of asset impairment primarily related to ARP’s proved oil and gas properties in the Barnett, Coal-bed Methane, Rangely, Southern Appalachia, Marcellus and Mississippi Lime operating areas, which were impaired due to lower forecasted commodity prices, net of $85.8 million of future hedge gains reclassified from accumulated other comprehensive income. During the year ended December 31, 2014, the Company recognized $580.7 million of asset impairment primarily related to ARP’s proved oil and gas properties in Appalachian and mid-continent operations, which were impaired due to lower forecasted commodity prices, net of $82.3 million of future hedge gains reclassified from accumulated other comprehensive income. During the year ended December 31, 2013, ARP recognized $24.5 million of asset impairments related to its proved gas and oil properties for its shallow natural gas wells in the New Albany Shale.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $21.5 million, $36.8 million and $11.4 million, respectively, of non-cash property, plant and equipment additions, within the changes in accounts payable and accrued liabilities on the Company’s combined consolidated statements of cash flows.

NOTE 5—OTHER ASSETS

The following is a summary of other assets at the dates indicated (in thousands):

	December 31,
	2015	2014
Deferred financing costs, net of accumulated amortization of $45,529 and $20,675, respectively	$54,933	$46,120
Investment in Lightfoot	19,302	21,123
Rabbi Trust	5,584	3,925
Security deposits	351	229
ARP notes receivable	3,708	3,866
Other	5,102	5,348
	$88,980	$80,611

Deferred financing costs. Deferred financing costs are recorded at cost and amortized over the terms of the respective debt agreements (see Note 7). Amortization expense of the Company’s and its subsidiaries’ deferred financing costs was $13.6 million, $9.9 million and $7.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, which was recorded within interest expense on the Company’s combined consolidated statements of operations. During the year ended December 31, 2015, the Company recognized $5.2 million for accelerated amortization of deferred financing costs associated with Atlas Energy, L.P.’s credit facility and term loan and $0.5 million for accelerated amortization of deferred financing costs associated with the retirement of a portion outstanding indebtedness under the Company’s term loan, which is included within interest expense on the combined consolidated statement of operations. During the year ended December 31, 2015, the Company recorded $0.3 million of accelerated amortization of deferred financing costs related to the early retirement of its Term Loan Facilities with Deutsche Bank, which is included within loss on early extinguishment of debt on the combined consolidated statement of operations.

During the year ended December 31, 2015, ARP recognized $5.6 million for accelerated amortization of deferred financing costs associated with reductions of the borrowing base under its revolving credit facility, which is included within interest expense on the combined consolidated statement of operations. During the year ended December 31, 2014, ARP recognized $0.6 million for accelerated amortization of deferred financing costs associated with a reduction of the borrowing base under its revolving credit facility, which is included within interest expense on the combined consolidated statement of operations. During the year ended December 31, 2013, ARP recognized $3.2 million for accelerated amortization of deferred financing costs associated with the retirement of a portion of its then-existing term loan facility and a portion of the outstanding indebtedness under its revolving credit facility with a portion of the proceeds from its issuance of the 7.75% ARP Senior Notes (see Note 7), which is included within interest expense on the combined consolidated statement of operations.

ARP notes receivable. At December 31, 2015 and 2014, ARP had notes receivable with certain investors of its Drilling Partnerships, which were included within other assets, net on the Company’s combined consolidated balance sheets. The notes have a maturity date of March 31, 2022, and a 2.25% per annum interest rate. The maturity date of the notes can be extended to March 31,

2027, subject to certain closing conditions, including an extension fee of 1.0% of the outstanding principal balance. For each of the years ended December 31, 2015, 2014 and 2013, the Company recognized interest income within other, net on the Company’s combined consolidated statements of operations of approximately $0.1 million. At December 31, 2015 and 2014, ARP recorded no allowance for credit losses within the Company’s combined consolidated balance sheets based upon payment history and ongoing credit evaluations associated with the ARP notes receivable.

Investment in Lightfoot. At December 31, 2015, the Company had an approximate 12.0% interest in Lightfoot L.P. and an approximate 15.9% interest in Lightfoot G.P., the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the Board. Lightfoot L.P. focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. The Company accounts for its investment in Lightfoot under the equity method of accounting. During the years ended December 31, 2015, 2014 and 2013, the Company recognized equity income of approximately $0.7 million, $1.1 million and $2.6 million, respectively, within other, net on the Company’s combined consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, the Company received net cash distributions of approximately $2.8 million, $1.7 million and $1.0 million, respectively.

On November 6, 2013, Arc Logistics Partners. L.P. (“ARCX”), an MLP, owned and controlled by Lightfoot, which is involved in terminalling, storage, throughput and transloading of crude oil and petroleum products, began trading publicly on the NYSE under the ticker symbol “ARCX”.

NOTE 6—ASSET RETIREMENT OBLIGATIONS

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

ARP proportionately consolidates its ownership interest of the asset retirement obligations of its Drilling Partnerships. At December 31, 2015, the Drilling Partnerships had $44.2 million of aggregate asset retirement obligation liabilities recognized on their combined balance sheets allocable to the limited partners, exclusive of ARP’s proportional interest in such liabilities. Under the terms of the respective partnership agreements, ARP maintains the right to retain a portion or all of the distributions to the limited partners of its Drilling Partnerships to cover the limited partners’ share of the plugging and abandonment costs up to a specified amount per month. As of December 31, 2015, ARP has withheld approximately $5.2 million of limited partner distributions related to the asset retirement obligations of certain Drilling Partnerships. ARP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within each Drilling Partnership near the end of their useful life. On a partnership-by-partnership basis, ARP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors, including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, ARP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon ARP’s decision to retain all future distributions to the limited partners of its Drilling Partnerships, ARP will assume the related asset retirement obligations of the limited partners.

A reconciliation of the Company’s subsidiaries’ liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Asset retirement obligations, beginning of year	$108,101	$91,214	$64,794
Liabilities incurred	2,074	3,677	6,401
Adjustment to liability due to acquisitions (Note 3)	—	6,997	16,728
Liabilities settled	(2,591)	(1,664)	(1,188)
Accretion expense	6,325	5,759	4,479
Revisions	—	2,118	—
Asset retirement obligations, end of year	$113,909	$108,101	$91,214

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

NOTE 7—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	December 31,
	2015	2014
Term loan facilities	$72,700	$148,125
ARP revolving credit facility	592,000	696,000
ARP term loan facility	243,783	—
ARP 7.75% Senior Notes—due 2021	374,619	374,544
ARP 9.25% Senior Notes—due 2021	324,080	323,916
Total debt	1,607,182	1,542,585
Less current maturities	(4,250)	(1,500)
Total long-term debt	$1,602,932	$1,541,085

Term Loan Facilities

On August 10, 2015, the Company entered into a credit agreement (the “First Lien Credit Agreement”) with Riverstone Credit Partners, L.P., as administrative agent, New Atlas Holdings, LLC, and the lenders party thereto, for a new term loan facility (the “First Lien Term Loan Facility”) in an aggregate principal amount of $82.7 million maturing in August 2020. The borrowings under the First Lien Term Loan Facility were used to repay in full outstanding borrowings under the Company’s then existing term loan facility.

The Company’s obligations under the First Lien Term Loan Facility are secured on a first priority basis by security interests in substantially all of the assets of the Company and each of New Atlas Holdings, LLC, the Company’s direct wholly owned subsidiary, Atlas Lightfoot, LLC, and any other material subsidiary of the Company that later guarantees indebtedness under the First Lien Term Loan Facility, including all equity interests directly held by New Atlas Holdings, LLC or any guarantor and all tangible and intangible property of the Company and the guarantors (subject to certain customary exclusions and exceptions).

Borrowings under the First Lien Term Loan Facility bear interest, at the Company’s option, at either (i) LIBOR plus 7.0% (as used with respect to the First Lien Term Loan Facility, “Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 6.0% (as used with respect to the First Lien Term Loan Facility, an “ABR Loan”). Interest is generally payable at interest payment periods selected by the Company for Eurodollar Loans and quarterly for ABR Loans. At December 31, 2015, $72.7 million was outstanding under the First Lien Term Loan Facility. At December 31, 2015, the weighted average interest rate on outstanding borrowings under the First Lien Term Loan Facility was 8.0%.

The First Lien Credit Agreement contains customary covenants that limit the Company’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. The First Lien Credit Agreement also required that (a) the Total Leverage Ratio (as defined in the First Lien Credit Agreement) not be greater than 4.00 to 1.00 as of the last day of any four consecutive fiscal quarter period, beginning with the fiscal quarter ending March 31, 2016; (b) the Company have liquidity of not less than $5 million as of the last day of any fiscal quarter, beginning with the fiscal quarter ending December 31, 2015; and (c) the Asset Coverage Ratio (as defined in the First Lien Credit Agreement) not be less than 1.75 to 1.00 as of the last day of any fiscal quarter beginning with the fiscal quarter ending September 30, 2015 and ending with (but including) the fiscal quarter ending June 30, 2016. The Company was in compliance with these covenants as of December 31, 2015.

The Company has the right at any time to prepay any borrowings outstanding under the First Lien Term Loan Facility, subject to the payment of a prepayment premium specified therein. Subject to certain exceptions, the Company may also be required to prepay all or a portion of the First Lien Term Loan Facility in certain instances, including the following:

•

at the end of each fiscal quarter, the Company must repay the First Lien Term Loan Facility in an amount equal to: (i) if the Total Leverage Ratio as of the last day of such fiscal quarter is equal to or greater than 3.50 to 1.00, 100% of Distributable Cash (as defined in the First Lien Credit Agreement), (ii) if the Total Leverage Ratio as of the last day of such fiscal quarter is equal to or greater than 3.00 to 1.00 but less than 3.25 to 1.00, 75% of Distributable Cash, (iii) if the Total Leverage Ratio as of the last day of such fiscal quarter is equal to or greater than 2.75 to 1.00 but less than 3.00 to

1.00, 50% of Distributable Cash, (iv) if the Total Leverage Ratio as of the last day of such fiscal quarter is equal to or greater than 2.50 to 1.00 but less than 2.75 to 1.00, 25% of Distributable Cash, and (v) if the Total Leverage Ratio as of the last day of such fiscal quarter is less than 2.50 to 1.00, 0% of Distributable Cash.

•

Beginning with July 2016, if the Company’s Asset Coverage Ratio is less than 2.00 to 1.00, the Company must either prepay the First Lien Term Loan Facility or provide additional oil and gas properties to be subject to the lien of the administrative agent under the First Lien Term Loan Facility, in each case in an amount necessary to achieve an Asset Coverage Ratio of greater than 2.00 to 1.00;

•

if the Company or any of its restricted subsidiaries disposes of property or assets (including equity interests) to a person other than a loan party or receives insurance or condemnation proceeds following a casualty event, the Company must repay the First Lien Term Loan Facility in an aggregate principal amount equal to 100% of the net cash proceeds from such disposition or casualty event (subject to certain reinvestment rights); and

•

if the Company or any of its restricted subsidiaries issues or incurs any debt not permitted under the First Lien Term Loan Facility or issues any equity (subject to certain exceptions), the Company must repay the First Lien Term Loan Facility in an aggregate principal amount equal to 100% of the net cash proceeds of such issuances or incurrences of debt or issuances of equity.

On March 30, 2016, the Company entered into a Third Amendment to its First Lien Credit Agreement and a new Second Lien Credit Agreement, both of which modify the terms of the facilities in material ways. Please see “Subsequent Events.”

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

The proceeds from the issuance of the Term Loan Facilities were used to fund a portion of the Company’s $150.0 million payment to Atlas Energy in connection with the repayment of Atlas Energy’s then existing term loan (see Note 2). The Interim Term Loan Facility matured on August 27, 2015 and the Term Loan A Facility was to mature on February 26, 2016. The Company’s obligations under the Term Loan Facilities were secured on a first priority basis by security interests in substantially all of the assets of the Company and its material subsidiaries, including all equity interests directly held by the Company, New Atlas Holdings, LLC, or any other guarantor, and all tangible and intangible property. Borrowings under the Term Loan Facilities bore interest, at the Company’s option, at either (i) LIBOR plus 7.5% (as used with respect to the Term Loan Facilities, “Eurodollar Loans”) or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, in each case plus 6.5% (as was used with the Term Loan Facilities, an “ABR Loan”). Interest was generally payable at interest payment periods selected by the Company for Eurodollar Loans and quarterly for ABR Loans.

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

In connection with the Term Loan Facilities, the lenders thereunder syndicated participations in loans underlying the facilities.  As a result, certain of the Company’s current and former officers participated in approximately 12% of the loan syndication and a 5% or more unitholder participated in approximately 12% of the loan syndication.

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

ARP Credit Facility

ARP is a party to a Second Amended and Restated Credit Agreement, dated July 31, 2013 (as amended from time to time, the “ARP Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which provides for a senior secured revolving credit facility with a borrowing base of $700.0 million as of December 31, 2015 and a maximum facility amount of $1.5 billion scheduled to mature in July 2018.

On November 23, 2015, ARP entered into an Eighth Amendment to the ARP Credit Agreement. Among other things, the Eighth Amendment:

•	reduced the borrowing base under the ARP Credit Agreement from $750.0 million to $700.0 million;
•	increases the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels;
•	permits the incurrence of third lien debt subject to the satisfaction of certain conditions, including pro forma financial covenant compliance;
•

upon the issuance of any third lien debt, reduces the borrowing base by 25% of the stated amount of such third lien debt (other than third lien debt that is used to refinance senior notes, second lien debt and other third lien debt);

•

suspended compliance with a maximum ratio of Total Funded Debt (as defined in the ARP Credit Agreement) to EBITDA (as defined in the ARP Credit Agreement) until the four fiscal quarter period ending March 31, 2017 and revised the maximum ratio of Total Funded Debt to EBITDA to be 5.75 to 1.00 for the four quarter periods ending March 31, 2017 and June 30, 2017, 5.50 to 1.00 for the four quarter periods ending September 30, 2017 and December 31, 2017, 5.25 to 1.00 for the four quarter period ending March 31, 2018, and 5.00 to 1.00 for each four fiscal quarter period ending thereafter;

•

replaced the requirement to maintain compliance with a maximum ratio of Senior Secured Total Funded Debt to EBITDA with a requirement to be in compliance with a maximum ratio of First Lien Debt (as defined in the ARP Credit Agreement) to EBITDA of 2.75 to 1.00; and

•

reset the distribution to $0.15 per common unit and permits increases to the distribution per common unit if (a) the ratio of Total Funded Debt (as of such date) to EBITDA for the most recent four fiscal quarters is equal to or less than 5.00 to 1.00 and (b) the borrowing base utilization is less than or equal to 85%, on a pro forma basis after giving effect to the distribution payment.

A Seventh Amendment to the ARP Credit Agreement was entered into on July 24, 2015. Among other things, the Seventh Amendment redefined EBITDA.

A Sixth Amendment to the ARP Credit Agreement was entered into on February 23, 2015. Among other things, the Sixth Amendment:

•	reduced the borrowing base under the ARP Credit Agreement from $900.0 million to $750.0 million;
•	permitted the incurrence of second lien debt in an aggregate principal amount up to $300.0 million;
•	rescheduled the May 1, 2015 borrowing base redetermination to July 1, 2015;
•	if the borrowing base utilization (as defined in the ARP Credit Agreement) is less than 90%, increases the applicable margin on Eurodollar loans and ABR loans by 0.25% from previous levels,
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

ARP’s borrowing base is scheduled for semi-annual redeterminations in May and November of each year. In February 2015, the borrowing base was reduced from $900 million to $750 million in connection with the Sixth Amendment to the ARP Credit Agreement; in July 2015 (the rescheduled redetermination date in the Sixth Amendment to the ARP Credit Agreement), the determination by the lenders reaffirmed ARP’s $750 million borrowing base in connection with the Seventh Amendment to the ARP Credit Agreement; and in November 2015, the borrowing  base was reduced from $750 million to $700 million in connection with the Eighth Amendment to the ARP Credit Agreement. The ARP Credit Agreement also provides that ARP’s borrowing base will be reduced by 25% of the stated amount of any senior notes issued, or additional second lien debt incurred, after July 1, 2015. In addition, the ARP Credit Agreement provides that our borrowing base will be reduced by 25% of the stated amount of any third lien debt issued (other than third lien debt that is used to refinance senior notes, second lien debt and other third lien debt). At December 31, 2015, $592.0 million was outstanding under the credit facility. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.2 million was outstanding at December 31, 2015. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any non-guarantor subsidiaries of ARP are minor. Borrowings under the credit facility bear interest, at ARP’s election, at either an adjusted LIBOR rate plus an applicable margin between 2.00% and 3.00% per annum (which shall change depending on the borrowing base utilization percentage) or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.00% and 2.00% per annum(which shall change depending on the borrowing base utilization percentage. ARP is also required to pay a fee on the unused portion of the borrowing base at a rate of 0.375% per annum if less than 50% of the borrowing base is utilized and 0.5% if 50% or more of the borrowing base is utilized, which is included within interest expense on the Company’s combined consolidated statements of operations. At December 31, 2015, the weighted average interest rate on outstanding borrowings under the credit facility was 3.25%.

The ARP Credit Agreement contains customary covenants including, without limitation, covenants that limit ARP’s ability to incur additional indebtedness (but which permits second lien debt in an aggregate principal amount of up to $300.0 million and third lien debt that satisfies certain conditions including pro forma financial covenants), grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merge or consolidate with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets.  The ARP Credit Agreement also requires that ARP maintain a ratio of First Lien Debt to EBITDA of 2.75 to 1.00 as set forth in the Eighth Amendment described above, and a ratio of current assets (as defined in the ARP Credit Agreement) to current liabilities (as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. ARP was in compliance with these covenants as of December 31, 2015. Based on the definitions contained in the ARP Credit Agreement, at December 31, 2015, ARP’s ratio of current assets to current liabilities was 1.3 to 1.0, and its ratio of First Lien Debt to EBITDA was 2.3 to 1.0.

Although ARP currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that the lenders under its credit facility will not reduce the borrowing base to an amount below its outstanding borrowings or that its liquidity requirements will continue to be satisfied, given current oil prices and the discretion of its lenders to decrease its borrowing base. Due to the steep decline in commodity prices, ARP may not be able to obtain funding in the equity or capital markets on terms it finds acceptable. The cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced and, in some cases, ceased to provide any new funding. If the borrowing base determinations in May and/or November 2016 result in a borrowing base deficiency and ARP cannot access the capital markets and repay debt under its credit facility, ARP may be unable to continue to pay distributions to its unitholders and may take other actions to reduce costs and to raise funds to repay debt, such as selling assets or monetizing derivative contracts.

ARP Term Loan Facility

On February 23, 2015, ARP entered into a Second Lien Credit Agreement with certain lenders and Wilmington Trust, National Association, as administrative agent. The Second Lien Credit Agreement provides for a second lien term loan in an original principal amount of $250.0 million (the “ARP Term Loan Facility”). The ARP Term Loan Facility matures on February 23, 2020. The ARP Term Loan Facility is presented net of unamortized discount of $6.2 million at December 31, 2015.

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

ARP’s obligations under the ARP Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries that guarantee ARP’s existing first lien revolving credit facility. In addition, the obligations under the ARP Term Loan Facility are guaranteed by ARP’s material restricted subsidiaries. Borrowings under the ARP Term Loan Facility bear interest, at ARP’s option, at either (i) LIBOR plus 9.0% or (ii) the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, (c) one-month LIBOR plus 1.0% and (d) 2.0%, each plus 8.0% (an “ABR Loan”). Interest is generally payable at the last day of the applicable interest period (or, with respect to interest periods of more than three-months’ duration, each day prior to the last day of such interest period that occurs at intervals of three months’ duration after the first day of such interest period) for Eurodollar loans and quarterly for ABR loans. At December 31, 2015, the weighted average interest rate on outstanding borrowings under the term loan facility was 10.0%.

The ARP Second Lien Credit Agreement contains customary covenants including, without limitation, covenants that limit ARP’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities. In addition, the ARP Second Lien Credit Agreement contains covenants substantially similar to those in ARP’s existing first lien revolving credit facility, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. ARP was in compliance with these covenants as of December 31, 2015.

Under the ARP Second Lien Credit Agreement, ARP may elect to add one or more incremental term loan tranches to the ARP Term Loan Facility so long as the aggregate outstanding principal amount of the ARP Term Loan Facility plus the principal amount of any incremental term loan does not exceed $300.0 million and certain other conditions are adhered to. Any such incremental term loans may not mature on a date earlier than February 23, 2020.

ARP Senior Notes

At December 31, 2015, ARP had $374.6 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”). The 7.75% ARP Senior Notes were presented net of a $0.4 million unamortized discount as of December 31, 2015. Interest on the 7.75% ARP Senior Notes is payable semi-annually on January 15 and July 15. At any time prior to January 15, 2016, the 7.75% ARP Senior Notes are redeemable for up to 35% of the outstanding principal amount with the net cash proceeds of equity offerings at the redemption price of 107.75%. The 7.75% ARP Senior Notes are also subject to repurchase at a price equal to 101% of the principal amount, plus accrued and unpaid interest, upon a change of control. At any time prior to January 15, 2017, ARP may redeem the 7.75% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the indenture governing the 7.75% Senior Notes (the “7.75% Senior Notes Indenture”)), plus accrued and unpaid interest and additional interest, if any. On and after January 15, 2017, the 7.75% ARP Senior Notes are redeemable, in whole or in part, at a redemption price of 103.875%, decreasing to 101.938% on January 15, 2018 and 100% on January 15, 2019. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 7.75% ARP Senior Notes.

On December 29, 2015, ARP entered into a Third Supplemental Indenture to the 7.75% Senior Notes Indenture following the receipt of requisite consents of the holders of the 7.75% Senior Notes pursuant to a consent solicitation in respect of the 7.75% Senior Notes that commenced on December 10, 2015. As a result of the consent solicitation, ARP paid a consent fee of $10.00 for each $1,000 in principal amount of the 7.75% ARP Senior Notes for a total of approximately $3.8 million that was capitalized as deferred financing costs.

Consents were received for the purpose of making the following amendments to the 7.75% Senior Notes Indenture:

(1) Increasing the fixed dollar amount in the basket for secured credit facility indebtedness to $1,000.0 million, the approximate amount of secured credit facility indebtedness currently permitted under ARP’s secured credit facilities, from $500.0 million. The use of secured indebtedness incurred under such basket in exchange for the 7.75% ARP Senior Notes or the 9.25% ARP Senior Notes (as defined below) will be limited to a maximum amount of $100 million, and the subsidiaries of ARP that issued the 7.75% ARP Senior Notes (the “Issuers”) will be required to make any offer to exchange the 7.75% ARP Senior Notes for secured indebtedness of the Issuers incurred under such basket to all holders of the 7.75% ARP Senior Notes on a pro rata basis and to make any offer to exchange the 9.25% Senior Notes for secured indebtedness of the Issuers incurred under such basket to all holders of the 9.25% ARP Senior Notes on a pro rata basis.

(2) Adding an additional covenant providing that ARP will not permit its consolidated senior secured interest expense to exceed the greater of $80 million in any fiscal year or 8.0% of the consolidated senior secured debt outstanding as of the last day of any fiscal year for which audited financial statements have been provided, subject to certain adjustments and cure rights.

(3) Adding a prohibition with respect to certain make-whole, yield maintenance, redemption, repayment or any other payments, premiums, fees or penalties, providing that such payments or premiums shall not be payable after and during the continuance of an event of default, upon the automatic or other acceleration of such indebtedness prior to its stated maturity date, or after the commencement of a case with respect to the Issuers under bankruptcy law.

At December 31, 2015, ARP had $324.1 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The 9.25% ARP Senior Notes were presented net of a $0.9 million unamortized discount as of December 31, 2015. Interest on the 9.25% ARP Senior Notes is payable semi-annually on February 15 and August 15. At any time prior to August 15, 2017, ARP may redeem the 9.25% ARP Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus the Applicable Premium (as defined in the indenture governing the 9.25% Senior Notes (the “9.25% ARP Senior Notes Indenture”)), plus accrued and unpaid interest, if any. At any time on or after August 15, 2017, ARP may redeem some or all of the 9.25% ARP Senior Notes at a redemption price of 104.625%. On or after August 15, 2018, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 102.313% and on or after August 15, 2019, ARP may redeem some or all of the 9.25% ARP Senior Notes at the redemption price of 100.0%. Under certain conditions, including if ARP sells certain assets and does not reinvest the proceeds or repay senior indebtedness or if it experiences specific kinds of changes of control, ARP must offer to repurchase the 9.25% ARP Senior Notes.

On December 17, 2015, ARP entered into a Fourth Supplemental Indenture to the 9.25% ARP Senior Notes Indenture following the receipt of requisite consents of the holders of the 9.25% ARP Senior Notes pursuant to a consent solicitation in respect of the 9.25% Senior Notes that commenced on December 10, 2015. As a result of the consent solicitation, ARP paid a consent fee of $10.00 for each $1,000 in principal amount of the 9.25% ARP Senior Notes for a total of approximately $3.3 million that was capitalized as deferred financing costs.

Consents were received for the primary purpose of increasing the fixed dollar amount in the basket for secured credit facility indebtedness to $1,050.0 million, the approximate amount of secured credit facility indebtedness currently permitted under ARP’s secured credit facilities, from $500.0 million.  The use of secured indebtedness incurred under such basket in exchange for the 7.75% ARP Senior Notes or the 9.25% ARP Senior Notes will be limited to a maximum amount of $100 million.

The 7.75% ARP Senior Notes and 9.25% ARP Senior Notes are guaranteed by certain of ARP’s material subsidiaries. The guarantees under the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes are full and unconditional and joint and several, subject to certain customary automatic release provisions, including, in certain circumstances, the sale or other disposition of all or substantially all the assets of, or all of the equity interests in, the subsidiary guarantor, or the subsidiary guarantor is declared “unrestricted” for covenant purposes, and any subsidiaries of ARP, other than the subsidiary guarantors, are minor. There are no restrictions on ARP’s ability to obtain cash or any other distributions of funds from the guarantor subsidiaries.

The indentures governing the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes contain covenants including without limitation covenants that limit ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of December 31, 2015.

The aggregate amounts of the Company’s and ARP’s future debt maturities are as follows (in thousands):

Years Ended December 31:
2016	$4,250
2017	—
2018	592,000
2019	—
2020	318,450
Thereafter	700,000
Total principal maturities	1,614,700
Unamortized premiums	309
Unamortized discounts	(7,827)
Total debt	$1,607,182

Cash payments for interest by the Company and its subsidiaries on their respective borrowings were $106.7 million, $68.5 million and $22.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

On January 1, 2015, ARP discontinued the use of hedge accounting for its qualified commodity derivatives. As such, changes in fair value of these derivatives after December 31, 2014 are recognized immediately within gain (loss) on mark-to-market derivatives in the Company’s combined consolidated statements of operations. The fair values of these commodity derivative instruments at December 31, 2014, which were recognized in accumulated other comprehensive income within unitholders’ equity on the Company’s combined consolidated balance sheet, are being reclassified to the Company’s combined consolidated statements of operations at the time the originally hedged physical transactions settle.

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

AGP and ARP enter into commodity future option and collar contracts to achieve more predictable cash flows by hedging their exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids fixed price swaps are priced based on a WTI crude oil index, while ethane, propane, butane and iso butane contracts are based on the respective Mt. Belvieu price.

Derivatives are recorded on the Company’s combined consolidated balance sheets as assets or liabilities at fair value. The Company reflected net derivative assets on its combined consolidated balance sheets of $358.1 million and $274.9 million at December 31, 2015 and 2014, respectively. Of the $4.3 million of net gain in accumulated other comprehensive income within unitholders’ equity on the Company’s combined consolidated balance sheet related to derivatives at December 31, 2015, the Company expects to reclassify $3.7 million of gains to its combined consolidated statement of operations over the next twelve-month period as these contracts expire. Aggregate gains of $0.6 million of gas and oil production revenues will be reclassified to the Company’s combined consolidated statements of operations in later periods as the remaining contracts expire. During the year ended December 31, 2014, $2.5 million of derivative gains were reclassified from accumulated other comprehensive income related to derivative instruments entered into during that same period. No derivatives were reclassified from accumulated other comprehensive income related to derivatives instruments entered into during the year ended December 31, 2015.

The following table summarizes the commodity derivative activity and presentation in the Company’s consolidated statement of operations for the year ended December 31, 2015 (in thousands):

Year Ended December 31, 2015
Portion of settlements associated with gains previously recognized within accumulated other comprehensive income, net of prior year offsets(1)	$86,328
Portion of settlements attributable to subsequent mark to market gains(2)	93,182
Total cash settlements on commodity derivative contracts	$179,510
Gains recognized prior to settlement(2)	40,930
Gains recognized on open derivative contracts, net of amounts recognized in income in prior year(2)	227,155
Gains on mark-to-market derivatives	$268,085

(1)	Recognized in gas and oil production revenue.
(2)	Recognized in gain on mark-to-market derivatives.

During the years ended December 31, 2014 and 2013, the Company reclassified from accumulated other comprehensive income losses of $7.7 million and gains of $10.2 million on settled contracts covering commodity production. These gains and losses were included within gas and oil production revenue in the Company’s combined consolidated statements of operations. The Company recognized $2.8 million for hedge ineffectiveness in gain on mark-to-market derivatives on the combined consolidated statement of operations for the year ended December 31, 2014. As the underlying prices and terms in the Company’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the year ended December 31, 2013 for hedge ineffectiveness.

During the year ended December 31, 2015, the Company received approximately $4.9 million in net proceeds from the early termination of its remaining natural gas and oil derivative positions for production periods from 2015 through 2018.  The net proceeds from the early termination of these derivatives were used to reduce indebtedness under the Company’s Term Loan Facilities (see Note 7).

Atlas Growth Partners

On May 1, 2015, AGP entered into a secured credit facility agreement with a syndicate of banks. As of December 31, 2015, the lenders under the credit facility have no commitment to lend to AGP under the credit facility, but AGP and its subsidiaries have the ability to enter into derivative contracts to manage their exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on AGP’s oil and gas properties and first priority security interest in substantially all of its assets. The credit facility may be amended in the future if AGP and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit the ability of AGP and its subsidiaries to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. AGP was in compliance with these covenants as of December 31, 2015. In addition, AGP’s credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

AGP has elected not to utilize hedge accounting for its derivative instruments. The following table summarizes the gross fair values of AGP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s combined consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Offsetting Derivatives as of December 31, 2015
Current portion of derivative assets	$399	$(96)	$303
Long-term portion of derivative assets	162	(53)	109
Total derivative assets	$561	$(149)	$412

Current portion of derivative liabilities	$(96)	$96	$—
Long-term portion of derivative liabilities	(53)	53	—
Total derivative liabilities	$(149)	$149	$—

No derivatives were held by AGP at December 31, 2014. At December 31, 2015, AGP had the following commodity derivatives:

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset/(Liability)
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(2)
2016	76,000	$45.229	$303
2017	37,100	$49.968	127
2018	26,500	$48.850	(18)
	AGP’s net assets		$412

(1)	“Bbl” represents barrels.
(2)	Fair value based on forward WTI crude oil prices, as applicable.

Atlas Resource Partners

The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s combined consolidated balance sheets as of the dates indicated (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Offsetting Derivatives as of December 31, 2015
Current portion of derivative assets	$159,460	$—	$159,460
Long-term portion of derivative assets	198,262	—	198,262
Total derivative assets	$357,722	$—	$357,722

Current portion of derivative liabilities	$—	$—	$—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$—	$—	$—

Offsetting Derivatives as of December 31, 2014
Current portion of derivative assets	$144,357	$(98)	$144,259
Long-term portion of derivative assets	130,972	(370)	130,602
Total derivative assets	$275,329	$(468)	$274,861

Current portion of derivative liabilities	$(98)	$98	$—
Long-term portion of derivative liabilities	(370)	370	—
Total derivative liabilities	$(468)	$468	$—

At December 31, 2014, ARP had net cash proceeds of $0.2 million related to ARP’s hedging positions monetized on behalf of the Drilling Partnerships’ limited partners, which were included within cash and cash equivalents on the Company’s combined consolidated balance sheet. ARP allocated the monetization net proceeds to the Drilling Partnerships’ limited partners based on their natural gas and oil production generated over the period of the original derivative contracts during the year ended December 31, 2015.

During the year ended December 31, 2013, ARP entered into contracts which provided the option to enter into swaptions up through September 30, 2013 for production volumes related to assets acquired from EP Energy (see Note 3). In connection with these swaption contracts, ARP paid premiums of $14.5 million, which represented their fair value on the date the transactions were initiated and were initially recorded as a derivative asset on the Company’s combined consolidated balance sheet and were fully amortized as of September 30, 2013. Swaption contract premiums paid are amortized over the period from initiation of the contract through their termination date. For the year ended December 31, 2013, ARP recognized $14.5 million of amortization expense in other, net on the Company’s combined consolidated statement of operations related to the swaption contracts.

At December 31, 2015, ARP had the following commodity derivatives:

Natural Gas – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2016	53,546,300	$4.229	$92,131
2017	49,920,000	$4.219	67,916
2018	40,800,000	$4.170	47,153
2019	15,960,000	$4.017	13,839
			$221,039

Natural Gas – Put Options – Drilling Partnerships

Production Period Ending December 31,	Option Type	Volumes	Average Fixed Price	Fair Value Asset
		(MMBtu)(1)	(per MMBtu)(1)	(in thousands)(2)
2016	Puts purchased	1,440,000	$4.150	$2,393
				$2,393

Natural Gas Liquids – Crude Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2016	84,000	$85.651	$3,651
2017	60,000	$83.780	2,124
			$5,775

Crude Oil – Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset
	(Bbl)(1)	(per Bbl)(1)	(in thousands)(3)
2016	1,557,000	$81.471	$61,284
2017	1,140,000	$77.285	33,335
2018	1,080,000	$76.281	26,248
2019	540,000	$68.371	7,648
			$128,515
	ARP’s net assets		$357,722

(1)	“MMBtu” represents million British Thermal Units; “Bbl” represents barrels; “Gal” represents gallons.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	Fair value based on forward WTI crude oil prices, as applicable.

In June 2012, ARP entered into natural gas put option contracts which related to future natural gas production of the Drilling Partnerships. Therefore, a portion of any derivative gain or loss is allocable to the limited partners of the Drilling Partnerships based on their share of estimated gas production related to the derivatives not yet settled. At December 31, 2015, net derivative assets of $2.4 million were payable to the limited partners in the Drilling Partnerships related to these natural gas put option contracts.

At December 31, 2015, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under its revolving credit facility (see Note 7), ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. Each participating Drilling Partnership’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets and by a guarantee of the general partner of the Drilling Partnership. ARP, as the ultimate general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnerships’ ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions including a sale of all or substantially all of its assets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company and its subsidiaries use a market approach fair value methodology to value the assets and liabilities for their outstanding derivative contracts (see Note 8) and the Company’s rabbi trust assets (see Note 14). ARP and AGP manage and report derivative assets and liabilities on the basis of their exposure to market risks and credit risks by counterparty. ARP’s and AGP’s commodity derivative contracts are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative values were calculated by utilizing commodity indices quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument. Investments held in the Company’s rabbi trust are publicly traded equity and debt securities and are therefore defined as Level 1 fair value measurements.

Information for the Company and its subsidiaries’ assets and liabilities measured at fair value at December 31, 2015 and 2014 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Assets, gross
Rabbi trust	$5,584	$—	$—	$5,584
ARP Commodity swaps	—	355,329	—	355,329
ARP Commodity puts	—	2,393	—	2,393
AGP Commodity swaps	—	561	—	561
Total assets, gross	5,584	358,283	—	363,867
Liabilities, gross
ARP Commodity swaps	—	—	—	—
ARP Commodity puts	—	—	—	—
AGP Commodity swaps	—	(149)	—	(149)
Total derivative liabilities, gross	—	(149)	—	(149)
Total assets, fair value, net	$5,584	$358,134	$—	$363,718
As of December 31, 2014
Assets, gross
Rabbi trust	$3,925	$—	$—	$3,925
ARP Commodity swaps	—	267,242	—	267,242
ARP Commodity puts	—	2,767	—	2,767
ARP Commodity options	—	5,320	—	5,320
Total assets, gross	3,925	275,329	—	279,254
Liabilities, gross
ARP Commodity swaps	—	(401)	—	(401)
ARP Commodity options	—	(67)	—	(67)
Total derivative liabilities, gross	—	(468)	—	(468)
Total assets, fair value, net	$3,925	$274,861	$—	$278,786

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

The Company’s and its subsidiaries’ other current assets and liabilities on its combined consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of the Company’s and ARP’s debt at December 31, 2015 and 2014, which consist principally of ARP’s senior notes, borrowings under the Company’s term loan facilities, and borrowings under ARP’s term loan and revolving credit facilities, were $929.2 million and $1,363.4 million, respectively, compared with the carrying amounts of $1,607.2 million and $1,542.6 million, respectively. The carrying values of outstanding borrowings under the respective revolving credit facilities, which bear interest at variable interest rates, approximated their estimated fair values. The estimated fair values of the ARP senior notes and term loan credit facility were based upon the market approach and calculated using the yields of the ARP senior notes and term loan facility as provided by financial institutions and thus were categorized as Level 3 values.

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

Information for assets and liabilities that were measured at fair value on a nonrecurring basis for the years ended December 31, 2015 and 2014 was as follows (in thousands):

	Years Ended December 31,
	2015	2014
	Level 3	Level 3
Asset retirement obligations	$2,074	$10,674
Total	$2,074	$10,674

The Company’s subsidiaries estimate the fair value of their long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. See Note 4 for a discussion of current year impairments. These estimates of fair value are Level 3 measurements as they are based on unobservable inputs.

During the year ended December 31, 2014, ARP completed the Eagle Ford, Rangely and GeoMet acquisitions and AGP completed the Eagle Ford Acquisition (see Note 3). During the year ended December 31, 2013, ARP completed the acquisition of certain oil and gas assets from EP Energy (see Note 3). The fair value measurements of assets acquired and liabilities assumed for each of these acquisitions are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, future operating and development costs of the assets, as well as the respective natural gas, oil and natural gas liquids forward price curves. The fair values of the asset retirement obligations were measured under the Company’s subsidiaries’ existing methodology for recognizing an estimated liability for the plugging and abandonment of their gas and oil wells (see Note 6). These inputs required significant judgments and estimates by the Company’s subsidiaries’ management at the time of the valuations, which were finalized in 2015.

NOTE 10—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ARP. ARP does not directly employ any persons to manage or operate its business. These functions are provided by employees of the Company and/or its affiliates.

Relationship with AGP. AGP does not directly employ any persons to manage or operate its business. These functions are provided by employees of the Company and/or its affiliates. Atlas Growth Partners, GP (“AGP GP”) receives an annual management fee in connection with its management of AGP equivalent to 1% of capital contributions per annum. During the years ended December 31, 2015 and 2014, AGP paid approximately $1.8 million and $0.3 million related to AGP GP for this management fee.

AGP did not pay a management fee for the period ended December 31, 2013. Other indirect costs, such as rent for offices, are allocated to AGP by the Company based on the number of its employees who devoted substantially all of their time to activities on its behalf. AGP reimburses the Company at cost for direct costs incurred on its behalf. AGP will reimburse all necessary and reasonable costs allocated by the general partner. AGP was required to pay AGP GP an amount equal to any actual, out-of-pocket expenses related to its private placement offering and the formation and financing of AGP, including legal costs incurred by AGP GP, which payments were approximately 2% of the gross proceeds of its private placement offering.

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

Other Relationships.  The Company has other related party transactions with regard to its Term Loan Facilities (see Note 7), its Series A preferred units (Note 12), its general partner and limited partner interest in Lightfoot (see Note 5) and the Eagle Ford Acquisition (see Note 3).

NOTE 11—COMMITMENTS AND CONTINGENCIES

General Commitments

The Company leases office space and equipment under leases with varying expiration dates. Rental expense was $16.2 million, $17.5 million, and $13.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. Future minimum rental commitments for the next five years are as follows (in thousands):

Years Ended December 31,
2016	$3,875
2017	3,637
2018	3,261
2019	1,662
2020	1,590
Thereafter	1,849
$15,874

ARP is the ultimate managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. ARP has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and ARP may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by ARP to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of December 31, 2015, the management of ARP believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

While its historical structure has varied, ARP has generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. ARP periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, ARP recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which ARP has recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, ARP will recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized. For the years ended December 31, 2015, 2014 and 2013, $1.7 million, $5.3 million and $9.6 million, respectively, of ARP’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses.

In connection with the Eagle Ford Acquisition (see Note 3), ARP guaranteed the timely payment of the deferred portion of the purchase price that was to be paid by AGP. ARP’s and AGP’s deferred purchase obligation was included within deferred acquisition purchase price on the Company’s combined consolidated balance sheets at December 31, 2014 (see Note 3). Estimated fixed and determinable portions of ARP’s gathering obligations as of December 31, 2015 were as follows: 2016— $0.4 million; 2017 to 2020— none.

In connection with ARP’s GeoMet Acquisition (see Note 3), ARP acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of ARP’s firm transportation obligations as of December 31, 2015 were as follows: 2016— $3.7 million; 2017— $2.6 million; 2018— $1.8 million; 2019— $1.8 million; 2020— $1.8 million; thereafter— $4.9 million.

In connection with ARP’s acquisition of assets from EP Energy E&P Company, L.P. on July 31, 2013 (the “EP Energy Acquisition”), ARP acquired certain long-term annual firm transportation obligations. Estimated fixed and determinable portions of ARP’s firm transportation obligations as of December 31, 2015 were as follows: 2016— $2.2 million; and 2017 to 2020— none.

As of December 31, 2015, the Company’s subsidiaries are committed to expend approximately $7.1 million on drilling and completion expenditures.

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

On February 27, 2015 the Company issued and sold an aggregate of 1.6 million of its newly created Series A convertible preferred units, with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), at a purchase price of $25.00 per unit to certain members of the Company’s management, two management members of the Board, and outside investors. Holders of the Series A Preferred Units are entitled to monthly distributions of cash at a rate equal to the greater of (i) 10% of the liquidation preference per annum, increasing to 12% per annum, 14% per annum and 16% per annum on the first, second and third anniversaries of the of the private placement, respectively or (ii) the monthly equivalent of any cash distribution declared by the Company to holders of the Company’s common units, as well as Series A Preferred Units at a rate equal to 2% of the liquidation preference per annum. All or a portion of the Series A Preferred Units will be convertible into the Company’s units at the option of the holder at any time following the later of (i) the one year anniversary of the distribution and (ii) receipt of unitholder approval. The conversion price will be equal to the greater of (i) $8.00 per common unit of the Company; and (ii) the lower of (a) 110.0% of the volume weighted average price for the Company’s common units on the NYSE over the 30 trading days following the distribution date; and (b) $16.00 per common unit of the Company. The Company sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The Series A Preferred Units resulted in proceeds to the Company of $40.0 million. The Company used the proceeds to fund a portion of the $150.0 million payment by the Company to Atlas Energy related to the repayment of Atlas Energy’s term loan (see Note 2). The Series A Purchase Agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities.

On August 26, 2015, at a special meeting of the unitholders of the Company, the unitholders approved changes to the terms of the Series A Preferred Units to provide that each Series A Preferred Unit will be convertible into common units at the option of the holder.

Atlas Resource Partners

In August 2015, ARP entered into a distribution agreement with MLV & Co. LLC (“MLV”) which ARP terminated and replaced in November 2015, when ARP entered into a distribution agreement (the “Distribution Agreement”) with MLV and FBR Capital Markets & Co. (“FBR” and, together with MLV, the “Agents”). Pursuant to the Distribution Agreement, ARP may sell from time to time to or through the Agents ARP’s 8.625% Class D Cumulative Redeemable Perpetual Preferred Units (“Class D ARP Preferred Units”) and Class E ARP Cumulative Redeemable Perpetual Preferred Units (“Class E ARP Preferred Units”) (together with the Class D ARP Preferred Units, the “ARP Preferred Units” having an aggregate offering price of up to $100 million. Sales of ARP Preferred Units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made to or through a market maker other than on an exchange or through an electronic communications network and sales made directly on the New York Stock Exchange, the existing trading market for the ARP Preferred Units. Under the terms of the distribution agreement, ARP may sell ARP Preferred Units from time to time to each Agent as principal for its respective account at a price equal to 97.0% of the volume weighted average price of the Class D ARP Preferred Units or Class E ARP Preferred Units, as applicable, on the date of sale. Upon the sale of ARP Preferred Units to an Agent as principal, ARP and such Agent will enter into separate terms agreement with respect to such sale.

The ARP Preferred Units may also be offered by the Sales Agent as agents for ARP at negotiated prices or prevailing market prices at the time of sale. ARP will pay each Agent a commission on Units sold by it in an agency capacity, which shall not be more than 3.0% of the gross sales price of ARP Preferred Units sold through the Agent as agent for ARP. Under the August 2015 ARP Distribution Agreement, ARP issued 90,328 Class D ARP Preferred Units and 1,083 Class E ARP Preferred Units for net proceeds of $0.9 million, net of $0.3 million in commissions and offering expenses paid.  Under the November 2015 ARP Distribution Agreement, ARP did not issue any Class D ARP Preferred Units nor Class E ARP Preferred Units under the preferred equity distribution program, but incurred $0.1 million of net offering expenses.

In July 2015, the remaining 39,654 Class B ARP Preferred Units were voluntarily converted into common limited partner units.

In May 2015, in connection with the Arkoma Acquisition (see Note 3), ARP issued 6,500,000 of its common limited partner units in a public offering at a price of $7.97 per unit, yielding net proceeds of approximately $49.7 million. ARP used a portion of the net proceeds to fund the Arkoma Acquisition and to reduce borrowings outstanding under ARP’s revolving credit facility.

In April 2015, ARP issued 255,000 of its 10.75% Class E ARP Preferred Units at a public offering price of $25.00 per unit for net proceeds of approximately $6.0 million. ARP pays cumulative distributions on a quarterly basis at an annual rate of $2.6875 per unit or at a rate of 10.75% per annum of the stated liquidation preference of $25.00.

In October 2014, ARP issued 3,200,000 8.625% Class D ARP Preferred Units at a public offering price of $25.00 per unit, yielding net proceeds of approximately $77.3 million from the offering, after deducting underwriting discounts and estimated offering expenses. ARP used the net proceeds from the offering to fund a portion of the Eagle Ford Acquisition (see Note 3). On March 31, 2015, to partially pay its portion of the quarterly installment related to the Eagle Ford Acquisition, ARP issued an additional 800,000 Class D ARP Preferred Units to the seller at a value of $25.00 per unit. ARP pays cumulative distributions on a quarterly basis, at an annual rate of $2.15625 per unit, or 8.625% of the liquidation preference.

The Class D and Class E ARP Preferred Units rank senior to ARP’s common units and Class C ARP Preferred Units with respect to the payment of distributions and distributions upon a liquidation event. The Class D and Class E ARP Preferred Units have no stated maturity and are not subject to mandatory redemption or any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by ARP or converted into its common units in connection with a change in control. At any time on or after October 15, 2019 for the Class D ARP Preferred Units and April 15, 2020 for the ARP Class E Preferred Units, ARP may, at its option, redeem such preferred units in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of redemption, whether or not declared. In addition, ARP may redeem such preferred units following certain changes of control, as described in the respective Certificates of Designation. If ARP does not exercise this redemption option upon a change of control, then holders of such preferred units will have the option to convert the preferred units into a number of ARP common units as set forth in the respective Certificates of Designation. If ARP exercises any of its redemption rights relating to such preferred units, the holders will not have the conversion right described above with respect to the preferred units called for redemption.  Additionally, if at any time ARP’s general partner and its affiliates own more than two-thirds of the outstanding class of any limited partner interests, ARP’s general partner will have the right, which it may assign to any of its affiliates or to ARP, to acquire all, but not less than all, of such class of limited partner interests held by unaffiliated persons at a price equal to the greater of (1) the highest cash price paid by ARP’s general partner or any of its affiliates for any limited partner interests of the class purchased within the 90 days preceding the date on which ARP’s general partner first mails notice of its election to purchase those limited partner interests; and (2) the average of the daily closing prices of the limited partner interests of such class over the 20 trading days preceding the date three days before the date of the mailing of the exercise notice for such call right.

In August 2014, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate terms agreement between ARP and such Agent. During the year ended December 31, 2015, ARP issued 9,803,451 common limited partner units under the equity distribution program for net proceeds of $44.2 million, net of $1.1 million in commissions and offering expenses paid. No units were sold under the equity distribution program during the year ended December 31, 2014.

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

In July 2013, in connection with the closing of the EP Energy Acquisition (see Note 3), ARP issued 3,749,986 of its newly created Class C convertible preferred units to Atlas Energy, at a negotiated price per unit of $23.10, for proceeds of $86.6 million. The Class C preferred units were offered and sold in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The Class C preferred units pay cash distributions in an amount equal to the greater of (i) $0.51 per unit and (ii) the distributions payable on each common unit at each declared quarterly distribution date. The Class C preferred units have no voting rights, except as set forth in the certificate of designation for the Class C preferred units, which provides, among other things, that the affirmative vote of 75% of the Class C Preferred Units is required to repeal such certificate of designation. Holders of the Class C preferred units have the right to convert the Class C preferred units on a one-for-one basis, in whole or in part, into common units at any time before July 31, 2016. Unless previously converted, all Class C preferred units will convert into common units on July 31, 2016. Upon issuance of the Class C preferred units, Atlas Energy, as purchaser of the Class C preferred units, received 562,497 warrants to purchase ARP‘s common units at an exercise price equal to the face value of the Class C preferred units. The warrants were exercisable beginning October 29, 2013 into an equal number of common units of ARP at an exercise price of $23.10 per unit, subject to adjustments provided therein. The warrants will expire on July 31, 2016.

Upon issuance of the Class C preferred units and warrants on July 31, 2013, ARP entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class C preferred units and upon exercise of the warrants. ARP agreed to use commercially reasonable efforts to file such registration statement within 90 days of the conversion of the Class C preferred units into common units or the exercise of the warrants. The Partnership filed a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class C preferred units and the registration statement was declared effective on March 27, 2015.

In June 2013, in connection with the EP Energy Acquisition (see Note 3), ARP sold an aggregate of 14,950,000 of its common limited partner units (including 1,950,000 units pursuant to an over-allotment option) in a public offering at a price of $21.75 per unit, yielding net proceeds of approximately $313.1 million. ARP utilized the net proceeds from the sale to repay the outstanding balance under its revolving credit facility (see Note 7).

In May 2013, ARP entered into an equity distribution agreement with Deutsche Bank Securities Inc., as representative of several banks. Pursuant to the equity distribution agreement, ARP could sell, from time to time through the agents, common units having an aggregate offering price of up to $25.0 million. During the year ended December 31, 2013, ARP issued 309,174 common limited partner units under the equity distribution program for net proceeds of $6.9 million, net of $0.4 million in commissions and net offering costs paid. ARP utilized the net proceeds from the sale to repay borrowings outstanding under its revolving credit facility. ARP terminated this equity distribution agreement effective December 27, 2013.

Atlas Growth Partners

Under the terms of AGP’s initial offering, AGP offered in a private placement $500.0 million of its common limited partner units. The termination date of the private placement offering was December 31, 2014, subject to two 90 day extensions to the extent that it had not sold $500.0 million of common units at any extension date. AGP exercised each of such extensions. Under the terms of the offering, an investor received, for no additional consideration, warrants to purchase additional common units in an amount equal to 10% of the common units purchased by such investor. The warrants are exercisable at a price of $10.00 per common unit being purchased and may be exercised from and after the warrant date (generally, the date upon which AGP gives the holder notice of a liquidity event) until the expiration date (generally, the date that is one day prior to the liquidity event or, if the liquidity event is a listing on a national securities exchange, 30 days after the liquidity event occurs). Under the warrant, a liquidity event is defined as either (i) a listing of the common units on a national securities exchange, (ii) a business combination with or into an existing publicly-traded entity, or (iii) a sale of all or substantially all of AGP’s assets. Through the termination of AGP’s private placement offering on June 30, 2015, AGP issued an aggregate of 23,300,410 of its common units in exchange for proceeds to AGP, net of dealer manager fees and commissions and expenses, of $203.4 million. The Company purchased 500,010 common units for $5.0 million during the offering. AGP has issued approximately $233.0 million of its common limited partner units through the private placement offering that expired on June 30, 2015.

During the year ended December 31, 2015, AGP sold an aggregate of 12,623,500 of its common limited partner units at a gross offering price of $10.00 per unit, resulting in proceeds of $112.7 million to AGP, net of dealer manager fees and commissions and expenses of $12.7 million. Of such amount, the Company purchased $2.7 million, or 300,000 common units, during the year ended December 31, 2015. In connection with the issuance of common limited partner units in 2015, unitholders received 1,262,350 warrants to purchase AGP’s common units at an exercise price of $10.00 per unit.

During the year ended December 31, 2014, AGP sold an aggregate of 9,581,900 of its common limited partner units at a gross offering price of $10.00 per unit, resulting in proceeds of $81.6 million to AGP, net of dealer manager fees and commissions and expenses of $14.0 million, which was included within non-controlling interests on the Company’s combined consolidated balance sheet. The Company did not purchase common units during the year ended December 31, 2014. In connection with the issuance of common limited partner units in 2014, unitholders received 958,190 warrants to purchase AGP’s common limited partner units at an exercise price of $10.00 per unit.

During the period ended December 31, 2013, AGP sold an aggregate of 1,095,010 of its common limited partner units at a gross offering price of $10.00 per unit, resulting in proceeds of $8.2 million to AGP, net of dealer manager fees and commissions and expenses of $1.9 million. Of such amount, the Company purchased $1.8 million, or 200,010 common units, during the year ended December 31, 2013. In connection with the issuance of common limited partner units in 2013, unitholders received 109,501 warrants to purchase AGP’s common limited partner units at an exercise price of $10.00 per unit.

In connection with the issuance of ARP’s and AGP’s unit offerings during the year ended December 31, 2015, the Company recorded gains of $4.3 million within unitholders’ equity and a corresponding decrease in non-controlling interests on its combined consolidated balance sheet and combined consolidated statement of unitholders’/owner’s equity. For the year ended December 31, 2014, the Company recorded gains of $45.0 million within equity and a corresponding decrease in non-controlling interests on its combined consolidated balance sheets and combined consolidated statement of equity.

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

Date Cash Distribution Paid	For Month Ended	Total Cash Distribution To Common Unitholders	Total Cash Distribution To Preferred Unitholders
May 15, 2015	March 31, 2015	$—	$333
June 12, 2015	April 30, 2015	$—	$334
July 15, 2015	May 31, 2015	$—	$334
August 14, 2015	June 30, 2015	$—	$335
September 14, 2015	July 31, 2015	$—	$336
October 15, 2015	August 31, 2015	$—	$336
November 13, 2015	September 30, 2015	$—	$337
December 15, 2015	October 31, 2015	$—	$337
January 14, 2016	November 30, 2015	$—	$338

ARP Cash Distributions. In January 2014, ARP’s board of directors approved the modification of its cash distribution payment practice to a monthly cash distribution program whereby it distributes all of its available cash (as defined in ARP’s partnership agreement) for that month to its unitholders within 45 days from the month end. Prior to that, ARP paid quarterly cash distributions within 45 days from the end of each calendar quarter. If ARP’s common unit distributions in any quarter exceed specified target levels, the Company will receive between 13% and 48% of such distributions in excess of the specified target levels. While outstanding, the Class B ARP Preferred Units received regular quarterly cash distributions equal to the greater of (i) $0.40 (or $0.1333 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. While outstanding, the Class C ARP Preferred Units will receive regular quarterly cash distributions equal to the greater of (i) $0.51 (or $0.17 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. ARP pays quarterly distributions on the Class D ARP Preferred Units at an annual rate of $2.15625 per unit, $0.5390625 per unit paid on a quarterly basis, or 8.625% of the $25.00 liquidation preference. ARP pays distributions on the Class E ARP Preferred Units at an annual rate of $2.6875 per unit, or $0.671875 per unit on a quarterly basis, or 10.75% of the $25.00 liquidation preference.

Distributions declared by ARP from January 1, 2013 through December 31, 2015 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For Month Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution To Preferred Limited Partners(1)		Total Cash Distribution to the General Partner’s Class A Units
May 15, 2013	March 31, 2013	$0.5100	$22,428	$1,957		$946
August 14, 2013	June 30, 2013	$0.5400	$32,097	$2,072		$1,884
November 14, 2013	September 30, 2013	$0.5600	$33,291	$4,248		$2,443
February 14, 2014	December 31, 2013	$0.5800	$34,489	$4,400		$2,891

March 17, 2014	January 31, 2014	$0.1933	$12,718	$1,467		$1,055
April 14, 2014	February 28, 2014	$0.1933	$12,719	$1,466		$1,055
May 15, 2014	March 31, 2014	$0.1933	$12,719	$1,466		$1,054
June 13, 2014	April 30, 2014	$0.1933	$15,752	$1,466		$1,279
July 15, 2014	May 31, 2014	$0.1933	$15,752	$1,466		$1,279
August 14, 2014	June 30, 2014	$0.1966	$16,029	$1,492		$1,377
September 12, 2014	July 31, 2014	$0.1966	$16,028	$1,493		$1,378
October 15, 2014	August 31, 2014	$0.1966	$16,032	$1,491		$1,378
November 14, 2014	September 30, 2014	$0.1966	$16,032	$1,492		$1,378
December 15, 2014	October 31, 2014	$0.1966	$16,033	$1,491		$1,378
January 14, 2015	November 30, 2014	$0.1966	$16,779	$745	(1)	$1,378
February 13, 2015	December 31, 2014	$0.1966	$16,782	$745	(1)	$1,378

March 17, 2015	January 31, 2015	$0.1083	$9,284	$643	(1)	$203
April 14, 2015	February 28, 2015	$0.1083	$9,347	$643	(1)	$204
May 15, 2015	March 31, 2015	$0.1083	$9,444	$643	(1)	$206
June 12, 2015	April 30, 2015	$0.1083	$10,179	$642	(1)	$221
July 15, 2015	May 31, 2015	$0.1083	$10,304	$643	(1)	$223
August 14, 2015	June 30, 2015	$0.1083	$10,309	$637	(2)	$223
September 14, 2015	July 31, 2015	$0.1083	$10,571	$638	(2)	$229
October 15, 2015	August 31, 2015	$0.1083	$10,949	$637	(2)	$236
November 13, 2015	September 30, 2015	$0.1083	$11,063	$637	(2)	$239
December 15, 2015	October 31, 2015	$0.0125	$1,277	$637	(2)	$39
January 14, 2016	November 30, 2015	$0.0125	$1,277	$638	(2)	$39

(1)	Includes payments for the Class B and Class C preferred unit monthly distributions.
(2)

Includes payments for the Class C preferred unit monthly distributions. The remaining Class B Preferred Units were converted on July 25, 2015, and the Class B Preferred Unitholders received additional ARP common units upon conversion in lieu of the June distribution. No Class B Preferred Units were outstanding at December 31, 2015.

Date Cash Distribution Paid	For the Period	Cash Distribution per Class D Preferred Limited Partner Unit	Total Cash Distribution To Class D Preferred Limited Partners
January 15, 2015	October 2, 2014 – January 14, 2015	$0.6169270	$1,974
April 15, 2015	January 15, 2015 – April 14, 2015	$0.5390630	$2,156
July 15, 2015	April 15, 2015 – July 14, 2015	$0.5390625	$2,157
October 15, 2015	July 15, 2015 – October 14, 2015	$0.5390625	$2,205
January 15, 2016	October 15, 2015 – January 14, 2016	$0.5390625	$2,205

Date Cash Distribution Paid	For the Period	Cash Distribution per Class E Preferred Limited Partner Unit	Total Cash Distribution To Class E Preferred Limited Partners
July 15, 2015	April 14, 2015 – July 14, 2015	$0.6793	$173
October 15, 2015	July 15, 2015 – October 14, 2015	$0.671875	$172
January 15, 2016	October 15, 2015 – January 14, 2016	$0.671875	$172

AGP Cash Distributions. AGP has a cash distribution policy under which it distributes to holders of common units and Class A units on a quarterly basis a target distribution of $0.175 per unit, or $0.70 per unit per year, to the extent AGP has sufficient available cash after establishing appropriate reserves and paying fees and expenses, including reimbursements of expenses to the general partner and its affiliates. Distributions are generally paid within 45 days of the end of the quarter to unitholders of record on the applicable record date. Unitholders are entitled to receive distributions from AGP beginning with the quarter following the quarter in which AGP first admits them as limited partners.

Distributions declared by AGP from January 1, 2014 through December 31, 2015 were as follows (in thousands, except per unit amounts):

Date Cash Distribution Paid	For the Quarter Ended	Cash Distribution per Common Limited Partner Unit	Total Cash Distribution to Common Limited Partners	Total Cash Distribution to the General Partner’s Class A Units
February 14, 2014(1)	December 31, 2013	$0.1167	$120	$2
May 15, 2014	March 31, 2014	$0.1750	$223	$6
August 14, 2014	June 30, 2014	$0.1750	$342	$7
November 14, 2014	September 30, 2014	$0.1750	$841	$16
February 13, 2015	December 31, 2014	$0.1750	$1,636	$33
May 15, 2015	March 31, 2015	$0.1750	$2,180	$45
August 14, 2015	June 30, 2015	$0.1750	$2,646	$54
November 14, 2015	September 30, 2015	$0.1750	$4,078	$83

(1)	Represents a pro-rated cash distribution of $0.1750 per common limited partner unit and general partner unit for the period from November 1, 2013, the date AGP commenced operations.

NOTE 14—BENEFIT PLANS

2015 Long-Term Incentive Plan

The Board of Directors of the Company approved and adopted the Company’s 2015 Long-Term Incentive Plan (“2015 LTIP”) effective February 2015. The 2015 LTIP provides equity incentive awards to officers, employees and managing board members of the Company and its affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for the Company. The 2015 LTIP is administered by a committee consisting of the Board or committee of the Board or board of an affiliate appointed by the Board (the “LTIP Committee”). Under the 2015 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,250,000 units. At December 31, 2015, the Company had 2,564,910 phantom units and unit options outstanding under the 2015 LTIP, with 2,685,090 phantom units and unit options available for grant. Share based payments to non-employee directors, which have a cash settlement option, are recognized within liabilities in the consolidated financial statements based upon their current fair market value.

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

2015 Phantom Units. A phantom unit entitles a Participant to receive a Company common unit or its then-Fair Market Value in cash or other securities or property, upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant Distribution Equivalent Rights (“DERs”), which are the right to receive cash, securities, or property per phantom unit in an amount equal to, and at the same time as, the cash distributions or other distributions of securities or property the Company makes on a common unit during the period such phantom unit is outstanding. Generally, phantom units to be granted to employees under the 2015 LTIP will vest over a designated period of time and phantom units granted to non-employee directors generally vest over a four year period, 25% per year. Of the phantom units outstanding under the 2015 LTIP at December 31, 2015, there are 840,894 units that will vest within the following twelve months. The director phantom units outstanding under the 2015 LTIP at December 31, 2015 include DERs. No amounts were paid during the years ended December 31, 2015, 2014, and 2013 with respect to DERs.

The following table sets forth the 2015 LTIP phantom unit activity for the periods indicated:

	Years Ended December 31,
	2015		2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	—	$—	—	$—	—	$—
Granted	2,794,710	6.46	—	—	—	—
Vested(1)	—	—	—	—	—	—
Forfeited	(229,800)	6.43	—	—	—	—
Outstanding, end of year(2)(3)	2,564,910	$6.46	—	$—	—	$—
Non-cash compensation expense recognized (in thousands)		$5,678		$—		$—

(1)	No phantom unit awards vested during the years ended December 31, 2015, 2014 and 2013.
(2)	The aggregate intrinsic value of phantom unit awards outstanding at December 31, 2015 was approximately $2.4 million.

(3)

There was approximately $32,000 recognized as liabilities on the Company’s consolidated balance sheet at December 31, 2015 representing 68,910 units, due to the option of the Participants to settle in cash instead of units. The respective weighted average grant date fair value for these units was $9.07 at December 31, 2015.

At December 31, 2015, the Company had approximately $10.3 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2015 LTIP based upon the fair value of the awards which is expected to be recognized over a weighted average period of 1.6 years.

2015 Unit Options. A unit option entitles a Participant to receive a common unit of the Company upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option shall not be less than the fair market value of the Company’s common unit on the date of grant of the option. The LTIP Committee also determines how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Generally, unit options to be granted under the 2015 LTIP will vest over a designated period of time. There are no unit options outstanding under the 2015 LTIP at December 31, 2015. No cash was received from the exercise of options for the years ended December 31, 2015, 2014 and 2013.

Restricted Units

Restricted units are actual common units issued to a Participant that are subject to vesting restrictions and evidenced in such manner as the LTIP Committee may deem appropriate, including book-entry registration or issuance of one or more unit certificates. Prior to or upon the grant of an award of restricted units, the LTIP Committee will condition the vesting or transferability of the restricted units upon continued service, the attainment of performance goals or both. A holder of restricted units will have certain rights of holders of common units in general, including the right to vote the restricted units. However, during the period in which the restricted units are subject to vesting restrictions, the holder will not be permitted to sell, assign, transfer, pledge or otherwise encumber the restricted units. There were no restricted units granted, issued or outstanding through December 31, 2015.

Rabbi Trust

In 2011, the Company established an excess 401(k) plan relating to certain executives. In connection with the plan, the Company established a “rabbi” trust for the contributed amounts. At December 31, 2015 and 2014, the Company reflected $5.6 million and $3.9 million, respectively, related to the value of the rabbi trust within other assets, net on its combined consolidated balance sheets, and recorded corresponding liabilities of $5.6 million and $3.9 million as of those same dates, respectively, within asset retirement obligations and other on its combined consolidated balance sheets. During the years ended December 31, 2015 and 2013, no distributions were made to Participants related to the rabbi trust. During the year ended December 31, 2014, the Company distributed $1.9 million to Participants related to the rabbi trust.

ARP Long-Term Incentive Plan

ARP’s 2012 Long-Term Incentive Plan (the “ARP LTIP”), effective March 2012, provides incentive awards to officers, employees and directors as well as employees of the Company and its affiliates, consultants and joint venture partners who perform services for ARP. The ARP LTIP is administered by the board of the Company, a committee of the board or the board (or committee of the board) of an affiliate (the “ARP LTIP Committee”). Under ARP’s 2012 LTIP, the ARP LTIP Committee may grant awards of phantom units, restricted units, or unit options for an aggregate of 2,900,000 common limited partner units of ARP. At December 31, 2015, ARP had 1,656,630 phantom units, restricted units and unit options outstanding under the ARP LTIP with 187,633 phantom units, restricted units and unit options available for grant. Share based payments to non-employee directors, which have a cash settlement option, are recognized within liabilities in the consolidated financial statements based upon their current fair market value.

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

ARP Phantom Units. Phantom units represent rights to receive a common unit, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property upon vesting. Phantom units are subject to terms and conditions determined by the ARP LTIP Committee, which may include vesting restrictions. In tandem with phantom unit grants, the ARP LTIP Committee may grant DERs, which are the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by ARP with respect to a common unit during the period that the underlying phantom unit is outstanding. Phantom units granted under the ARP LTIP generally will vest 25% of the original granted amount on each of the four anniversaries of the date of grant. Of the phantom units outstanding under the ARP LTIP at December 31, 2015, 159,996 units will vest within the following twelve months. All phantom units outstanding under the ARP LTIP at December 31, 2015 include DERs. During the years ended December 31, 2015, 2014, and 2013, ARP paid $0.7 million, $2.0 million and $1.9 million, respectively, with respect to the ARP LTIP’s DERs. These amounts were recorded as reductions of equity on the Company’s combined consolidated balance sheets.

The following table sets forth the ARP LTIP phantom unit activity for the periods indicated:

	Years Ended December 31,
	2015		2014		2013
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	799,192	$22.70	839,808	$24.31	948,476	$24.76
Granted	9,730	8.50	264,173	19.44	145,813	21.87
Vested(1)	(472,278)	23.55	(274,414)	24.46	(215,981)	24.73
Forfeited	(34,539)	23.13	(30,375)	22.76	(38,500)	23.96
Outstanding, end of year(2)(3)	302,105	$20.87	799,192	$22.70	839,808	$24.31
Non-cash compensation expense recognized (in thousands)		$4,124		$6,367		$9,166

(1)	The intrinsic values of phantom unit awards vested during the years ended December 31, 2015, 2014 and 2013 were $4.0 million, $5.4 million and $6.1 million, respectively.
(2)	The aggregate intrinsic value for phantom unit awards outstanding at December 31, 2015 was $0.3 million.
(3)

There were approximately $7,000 and $0.1 million recognized as liabilities on the Company’s consolidated balance sheets at December 31, 2015 and 2014, respectively, representing 13,391 and 26,579 units, respectively, due to the option of the Participants to settle in cash instead of units. The respective weighted average grant date fair values for these units were $13.07 and $21.16 at December 31, 2015 and 2014, respectively.

At December 31, 2015, ARP had approximately $1.8 million in unrecognized compensation expense related to unvested phantom units outstanding under the ARP LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 1.5 years.

ARP Unit Options. A unit option is the right to purchase an ARP common unit in the future at a predetermined price (the exercise price). The exercise price of each ARP unit option is determined by the ARP LTIP Committee and may be equal to or greater than the fair market value of ARP’s common unit on the date of grant of the option. The ARP LTIP Committee will determine the vesting and exercise restrictions applicable to an ARP award of options, if any, and the method by which the exercise price may be paid by the Participant. Unit option awards expire 10 years from the date of grant. Unit options granted under the ARP LTIP generally will vest 25% on each of the next four anniversaries of the date of grant. There were 80,038 unit options outstanding under the ARP LTIP at December 31, 2015 that will vest within the following twelve months. No cash was received from the exercise of options for the years ended December 31, 2015, 2014 and 2013.

The following table sets forth the ARP LTIP unit option activity for the periods indicated:

	Years Ended December 31,
	2015		2014		2013
	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price	Number of Unit Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,458,300	$24.66	1,482,675	$24.66	1,515,500	$24.68
Granted	—	—	—	—	5,000	21.56
Exercised (1)	—	—	—	—	—	—
Forfeited	(103,775)	24.67	(24,375)	24.52	(37,825)	24.80
Outstanding, end of year(2)(3)	1,354,525	$24.66	1,458,300	$24.66	1,482,675	$24.66
Options exercisable, end of year(4)	1,273,487	$24.67	730,775	$24.67	370,700	$24.67
Non-cash compensation expense recognized (in thousands)		$820		$1,700		$3,514

(1)	No options were exercised during the years ended December 31, 2015, 2014 and 2013.
(2)	The weighted average remaining contractual life for outstanding options at December 31, 2015 was 6.4 years.
(3)	There were no aggregate intrinsic values of options outstanding at December 31, 2015 and 2014. The aggregate intrinsic value of options outstanding at December 31, 2013 was approximately $1,000.
(4)

The weighted average remaining contractual life for exercisable options at December 31, 2015, 2014 and 2013 was 6.4 years, 7.4 years and 8.4 years, respectively. There were no intrinsic values for options exercisable at December 31, 2015, 2014 and 2013.

At December 31, 2015, ARP had approximately $44,000 in unrecognized compensation expense related to unvested unit options outstanding under the ARP LTIP based upon the fair value of the awards, which is expected to be recognized over a weighted average period of 0.4 years. ARP used the Black-Scholes option pricing model, which is based on Level 3 inputs, to estimate the weighted average fair value of options granted.

The following weighted average assumptions were used for the options granted during the year ended December 31, 2013:

Expected dividend yield	8.0%
Expected unit price volatility	35.5%
Risk-free interest rate	1.4%
Expected term (in years)	6.31
Fair value of unit options granted	$2.95

Restricted Units

Restricted units are actual common units issued to a Participant that are subject to vesting restrictions and evidenced in such manner as the ARP LTIP Committee may deem appropriate, including book-entry registration or issuance of one or more unit certificates. Prior to or upon the grant of an award of restricted units, the ARP LTIP Committee will condition the vesting or transferability of the restricted units upon continued service, the attainment of performance goals or both. A holder of restricted units will have certain rights of holders of common units in general, including the right to vote the restricted units. However, during the period in which the restricted units are subject to vesting restrictions, the holder will not be permitted to sell, assign, transfer, pledge or otherwise encumber the restricted units. There were no restricted units granted, issued or outstanding through December 31, 2015.

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

	Years Ending December 31,
	2015	2014	2013
Atlas Resource:
Revenues	$740,033	$701,654	$474,476
Operating costs and expenses	(320,922)	(431,032)	(351,673)
Depreciation, depletion and amortization expense	(157,978)	(239,923)	(139,783)
Asset impairment	(966,635)	(573,774)	(38,014)
Loss on asset sales and disposal	(1,181)	(1,869)	(987)
Interest expense	(102,133)	(62,144)	(34,324)
Segment loss	$(808,816)	$(607,088)	$(90,305)
Atlas Growth:
Revenues	$12,708	$5,707	$302
Operating costs and expenses	(14,968)	(13,816)	(3,812)
Depreciation, depletion and amortization expense	(8,951)	(2,156)	(133)
Asset impairment	(7,346)	(6,880)	—
Segment loss	$(18,557)	$(17,145)	$(3,643)
Corporate and other:
Revenues	$752	$1,149	$321
General and administrative	(30,862)	(6,381)	(8,162)
Gain on asset sales and disposal	—	10	—
Interest expense	(23,525)	(11,291)	(5,388)
Loss on early extinguishment of debt	(4,726)	—	—
Segment loss	$(58,361)	$(16,513)	$(13,229)
Reconciliation of segment loss to net loss:
Segment loss:
Atlas Resource	$(808,816)	$(607,088)	$(90,305)
Atlas Growth	(18,557)	(17,145)	(3,643)
Corporate and other	(58,361)	$(16,513)	$(13,229)
Net loss	$(885,734)	$(640,746)	$(107,177)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Resource	$740,033	$701,654	$474,476
Atlas Growth	12,708	5,707	302
Corporate and other	752	1,149	321
Total revenues	$753,493	$708,510	$475,099
Capital expenditures:
Atlas Resource	$127,138	$212,763	$263,886
Atlas Growth	29,222	12,873	3,594
Corporate and other	—	—	—
Total capital expenditures	$156,360	$225,636	$267,480

	December 31,
	2015	2014
Balance sheet:
Goodwill:
Atlas Resource	$13,639	$13,639
Atlas Growth	—	—
Corporate and other	—	—
	$13,639	$13,639
Total assets:
Atlas Resource	$1,731,004	$2,798,120
Atlas Growth	160,267	190,161
Corporate and other	26,843	38,034
	$1,918,114	$3,026,315

NOTE 16—SUBSEQUENT EVENTS

The Company

First Lien Credit Agreement Amendment.

On March 30, 2016, the Company, together with New Atlas Holdings, LLC (the “Borrower”) and Atlas Lightfoot, LLC, entered into a third amendment (the “Third Amendment”) to that certain Credit Agreement with Riverstone Credit Partners, L.P., as administrative agent (“Riverstone”), and the lenders (the “Lenders”) from time to time party thereto (the “First Lien Credit Agreement”).

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement (defined below), with $35 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively. In connection with the execution of the Third Amendment, the Borrower made a prepayment of approximately $4.25 million of the outstanding principal, which was classified as current portion of long-term debt on the Company’s consolidated balance sheet at December 31, 2015, and $0.5 million of interest. The Third Amendment amended the First Lien Credit Agreement to, among other things:

•	provide the ability for the Company and the Borrower to enter into the new Second Lien Credit Agreement;
•

shorten the maturity date of the First Lien Credit Agreement to September 30, 2017, subject to an optional extension to September 30, 2018 by the Borrower, assuming certain conditions are met, including a First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) of not more than 6:00 to 1:00 and a 5% extension fee;

•	modify the applicable cash interest rate margin for ABR Loans and Eurodollar Loans to 0.50% and 1.50%, respectively, and add a pay-in-kind interest payment of 11% of the principal balance per annum;
•

allow the Borrower to make mandatory pre-payments under the First Lien Credit Agreement or the new Second Lien Credit Agreement, in its discretion, and add additional mandatory pre-payment events, including a monthly cash sweep for balances in excess of $4 million;

•	provide that the First Lien Credit Agreement may be prepaid without premium;
•

replace the existing financial covenants with (i) the requirement that the Company maintain a minimum of $2 million in EBITDA on a trailing twelve-month basis, beginning with the quarter ending June 30, 2016, and (ii) the incorporation into the First Lien Credit Agreement of the financial covenants included in ARP’s credit agreement, beginning with the quarter ending June 30, 2016;

•	prohibit the payment of cash distributions on the Company’s common and preferred units;
•	require the receipt of quarterly distributions from AGP and Lightfoot; and
•	add a cross-default provision for defaults by ARP.

Second Lien Credit Agreement. Also on March 30, 2016, the Company and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement.

The Second Lien Credit Agreement matures on March 30, 2019, subject to an optional extension (the “Extension Option”) to March 30, 2020, assuming certain conditions are met, including a Total Leverage Ratio (as defined in the Second Lien Credit

Agreement) of not more than 6:00 to 1:00 and a 5% extension fee. Borrowings under the Second Lien Credit Agreement are secured on a second priority basis by security interests in the same collateral that secures borrowings under the First Lien Credit Agreement.

Borrowings under the Second Lien Credit Agreement bear interest at a rate of 30%, payable in-kind through an increase in the outstanding principal. If the First Lien Credit Agreement is repaid in full prior to March 30, 2018, the rate will be reduced to 20%. If the Extension Option is exercised, the rate will again be increased to 30%. If the Company’s market capitalization is greater than $75 million, it can issue common units in lieu of increasing the principal to satisfy the interest obligation.

The Borrower may prepay the borrowings under the Second Lien Credit Agreement without premium at any time. The Second Lien Credit Agreement includes the same mandatory prepayment events as the First Lien Credit Agreement, subject to the Borrower’s discretion to prepay either the First Lien Credit Agreement or the Second Lien Credit Agreement.

The Second Lien Credit Agreement contains the same negative and affirmative covenants and events of default as the First Lien Credit Agreement, including customary covenants that limit the Borrower’s ability to incur additional indebtedness, grant liens, make loans or investments, make distributions if a default exists or would result from the distribution, merge into or consolidate with other persons, enter into swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions. In addition, the Second Lien Credit Agreement requires that the Company maintain an Asset Coverage Ratio (as defined in the Second Lien Credit Agreement) of not less than 2.00 to 1.00 as of September 30, 2017 and each fiscal quarter ending thereafter.

In connection with the Second Lien Credit Agreement, the Company agreed to issue within 30 days to the Lenders, warrants (the “Warrants”) to purchase up to 15% of the Company’s outstanding common units representing limited partner interests at an exercise price of $0.20 per unit. The Warrants will be subject to customary anti-dilution provisions. The Company also agreed to enter into a registration rights agreement pursuant to which it will agree to register the offer and resale of the common units underlying the Warrants on terms and conditions acceptable to the Lenders.

As a result of the Third Amendment to the First Lien Credit Agreement and the Second Lien Credit Agreement, the Company’s and ARP’s future debt maturities, excluding any future payment-in-kind interest payments, are as follows: $4.3 million, $35 million, $592 million, $35 million, and $250 million, respectively, for each of the years ending December 31, 2016 through 2020; and $700 million thereafter.

Cash Distributions. On January 28, 2016, the Company declared a monthly cash distribution of $0.3 million for the month ended December 31, 2015 related to its Series A Preferred Units. The distribution was paid on February 12, 2016 to unitholders of record at the close of business on February 6, 2016.

On March 8, 2016, the Company declared a monthly cash distribution of $0.3 million for the month ended January 31, 2016 related to its Series A Preferred Units. The distribution was paid on March 16, 2016 to unitholders of record at the close of business on March 9, 2016.

NYSE Compliance. On January 7, 2016, the Company was notified by the NYSE that it was not in compliance with NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual because the average closing price of the common units had been less than $1.00 for 30 consecutive trading days.  The Company also was notified by the NYSE on December 23, 2015, that it was not in compliance with the NYSE’s continued listing criteria under Section 802.01B of the NYSE Listed Company Manual because its average market capitalization had been less than $50 million for 30 consecutive trading days and its stockholders’ equity had been less than $50 million. On March 18, 2016, the Company was notified by the NYSE that it determined to commence proceedings to delist the Company’s common units from the NYSE as a result of the Company’s failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million. The NYSE also suspended the trading of the Company’s common units at the close of trading on March 18, 2016. The Company’s common units began trading on the OTCQX on Monday, March 21, 2016 under the ticker symbol: ATLS.

Atlas Resource Partners

Senior Note Repurchases. In January and February 2016, ARP executed transactions to repurchase portions of its senior unsecured notes.  Through the end of February 2016, ARP has repurchased approximately $20.3 million of its 7.75% Senior Notes due 2021 and approximately $12.1 million of its 9.25% Senior Notes due 2021 for approximately $5.5 million.  As a result of these transactions, ARP will recognize approximately $25.9 million as gain on early extinguishment of debt in the first quarter of 2016.

Cash Distributions. On January 28, 2016, ARP declared a monthly distribution of $0.0125 per common unit for the month of December 31, 2015. The $2.0 million distribution, including approximately $39,000 and $0.6 million to the Company as the general partner and as holder of common units and Class C preferred limited units, respectively, was paid on February 12, 2016 to unitholders of record at the close of business on February 8, 2016.

On February 24, 2016, ARP declared a monthly distribution of $0.0125 per common unit for the month of January 31, 2016. The $2.0 million distribution, including approximately $39,000 and $0.6 million to the Company as the general partner and as holder of common units and Class C preferred limited units, respectively, was paid on March 16, 2016 to unitholders of record at the close of business on March 9, 2016.

On March 29, 2016, ARP declared a monthly distribution of $0.0125 per common unit for the month of February 29, 2016. The $2.0 million distribution, including approximately $39,000 and $0.6 million to the Company as the general partner and as holder of common units and Class C preferred limited units, respectively, will be paid on April 14, 2016 to unitholders of record at the close of business on April 8, 2016.

On January 15, 2016, ARP paid a quarterly distribution of $0.5390625 per Class D Preferred Unit, or $2.2 million, for the period from October 15, 2015 through January 14, 2016 to Class D Preferred Unitholders of record as of January 4, 2016.

On January 15, 2016, ARP paid a quarterly distribution of $0.671875 per Class E Preferred Unit, or $0.2 million, for the period from October 15, 2015 through January 14, 2016 to Class E Preferred Unitholders of record as of January 4, 2015.

On March 22, 2016, ARP declared a quarterly distribution of $0.5390625 per Class D ARP Preferred Unit, or $2.2 million, for the period from January 15, 2016 through April 14, 2016, which will be paid on April 15, 2016, to Class D Preferred Unitholders of record as of April 1, 2016.

On March 22, 2016, ARP declared a quarterly distribution of $0.671875 per Class E ARP Preferred Unit, or $0.2 million, for the period from January 15, 2016 through April 14, 2016, which will be paid on April 15, 2016, to Class E Preferred Unitholders of record as of April 1, 2016.

NYSE Compliance. On January 12, 2016, ARP was notified by the NYSE that it was not in compliance with NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual because the average closing price of its common units had been less than $1.00 for 30 consecutive trading days.  ARP is working to remedy this situation in a timely manner as set forth in the applicable NYSE rules in order to maintain its listing on the NYSE.

Atlas Growth Partners

On February 5, 2016, AGP declared a quarterly distribution of $0.1750 per common unit for the quarter ended December 31, 2015. The $4.2 million distribution, including $0.1 million to its general partner, will be paid on February 12, 2016 to unitholders of record at the close of business on December 31, 2015.

NOTE 17—SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil, Gas and NGL Reserve Information. The preparation of AGP’s and ARP’s natural gas, oil and NGL reserve estimates was completed in accordance with AGP’s and ARP’s prescribed internal control procedures by AGP’s and ARP’s reserve engineers. The accompanying reserve information included below was derived from the reserve reports prepared ARP’s annual reports on Form 10-K for the years ended December 31, 2015, 2014 and 2013. For the years ended 2015, 2014 and 2013, AGP’s information was derived from the reserve reports prepared for AGP’s registration statement on Form S-1 (Registration No. 333-207537).  Other than for ARP’s Rangely assets, for the periods presented, Wright and Company, Inc., an independent third-party reserve engineer, was retained to prepare a report of proved reserves. The reserve information includes natural gas, oil and NGL reserves which are all located throughout the United States. The independent reserves engineer’s evaluation was based on more than 39 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. For ARP’s Rangely assets, Cawley, Gillespie, and Associates, Inc. was retained to prepare a report of proved reserves. The independent reserves engineer’s evaluation was based on more than 33 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions and government regulations. AGP’s and ARP’s internal control procedures include verification of input data delivered to its third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by AGP’s and ARP’s Senior Reserve Engineer, who is a member of the Society of Petroleum Engineers and has more than 17 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by the Company’s senior engineering staff and management, with final approval by the Senior Vice President.

The reserve disclosures that follow reflect AGP’s and ARP’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves, net of royalty interests, of natural gas, crude oil and NGLs owned at year end and changes in proved reserves during the last three years. Proved oil, gas and NGL reserves are those quantities of oil, gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved developed reserves are those reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for undeveloped reserves cannot be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty. The proved reserves quantities and future net cash flows as of December 31, 2015, 2014 and 2013 were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2015, 2014 and 2013, including adjustments related to regional price differentials and energy content.

There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of oil and gas reserves included within AGP and ARP or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors, for their effects have not been proved.

Reserve quantity information and a reconciliation of changes in proved reserve quantities included within AGP and ARP are as follows (unaudited):

	Gas (Mcf)	Oil (Bbls)	NGLs (Bbls)
Balance, January 1, 2013	573,774,257	8,868,836	16,061,897
Extensions, discoveries and other additions(1)	90,098,219	8,255,531	8,197,272
Sales of reserves in-place	(2,755,155)	—	(4,625)
Purchase of reserves in-place(2)	493,481,302	1,964	55,187
Transfers to limited partnerships	(2,485,210)	(239,910)	(258,381)
Revisions(3)	(88,484,468)	(1,412,371)	(3,826,744)
Production	(59,849,442)	(485,226)	(1,267,590)
Balance, December 31, 2013	1,003,779,503	14,988,824	18,957,016
Extensions, discoveries and other additions(1)	58,461,204	3,372,177	3,986,986
Sales of reserves in-place	(169,035)	(1,519)	(11,326)
Purchase of reserves in-place(2)	88,635,059	51,168,449	5,189,827
Transfers to limited partnerships	(4,887,095)	(684,613)	(665,486)
Revisions(3)	5,947,622	(4,639,546)	(2,689,372)
Production	(86,889,803)	(1,254,247)	(1,387,865)
Balance, December 31, 2014	1,064,877,455	62,949,525	23,379,780
Extensions, discoveries and other additions(1)	6,806,339	3,460,609	293,256
Sales of reserves in-place(4)	(2,713,428)	(2,393)	—
Purchase of reserves in-place	—	—	—
Transfers to limited partnerships	(2,958,882)	(481,771)	(342,156)
Revisions(3)	(379,058,376)	(11,223,648)	(13,769,701)
Production	(79,266,969)	(2,119,266)	(1,084,848)
Balance, December 31, 2015	607,686,139	52,583,056	8,476,331
Proved developed reserves at:
January 1, 2013	338,655,324	3,400,447	7,884,778
December 31, 2013	766,872,394	3,459,260	7,676,389
December 31, 2014	889,073,136	31,150,298	12,209,825
December 31, 2015	568,793,757	27,129,766	6,488,931
Proved undeveloped reserves at:
January 1, 2013	235,118,932	5,468,389	8,177,120
December 31, 2013	236,907,109	11,529,564	11,280,627
December 31, 2014	175,804,319	31,799,227	11,169,954
December 31, 2015	38,892,382	25,453,290	1,987,400

(1)

For the year ended December 31, 2015, the increase represents PUD conversions related to development activity in the Eagle Ford Shale.  For the year ended December 31, 2014, the increase was due to ARP’s Rangely, ARP’s and AGP’s Eagle Ford and ARP’s Geomet Acquisitions.  For the year ended December 31, 2013, the increase was primarily due to the addition of Marble Falls wells.

(2)

Represents the purchase of proved reserves due to the Rangely, Eagle Ford and GeoMet Acquisitions for the year ended December 31, 2014 and mainly due to the EP Energy Acquisition for the year ended December 31, 2013.

(3)

The downward revisions for the year ended December 31, 2015 were primarily due to wells being shut-in as well as unfavorable economic conditions primarily related to gas and oil commodity prices. For the year ended December 31, 2014, the downward revisions on oil and NGL were primarily due to wells being shut-in. The upward revision for the year ended December 31, 2014 on gas was primarily due to production outperforming previous forecasts.  The downward revisions for the year ended December 31, 2013 were primarily due to a reduction of ARP’s five year drilling plans in the Barnett Shale and pricing scenario revisions.

(4)    Decrease mainly due to ARP's sale of the County Line assets.

Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to oil and gas producing activities of AGP and ARP during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2015	2014
Natural gas and oil properties:
Proved properties	$3,733,614	$3,639,833
Unproved properties	213,047	217,321
Support equipment	44,921	37,359
	3,991,582	3,894,513
Accumulated depreciation, depletion and amortization	(2,717,002)	(1,518,686)
Net capitalized costs	$1,274,580	$2,375,827

Results of Operations from Oil and Gas Producing Activities. The results of operations related to AGP’s and ARP’s oil and gas producing activities during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues	$368,845	$475,758	$273,906
Production costs	(171,882)	(184,296)	(100,178)
Depreciation, depletion and amortization	(153,938)	(231,638)	(132,860)
Asset impairment(1)	(973,981)	(580,654)	(38,014)
	$(930,956)	$(520,830)	$2,854

(1)

During the year ended December 31, 2015, the Company recognized $974.0 million of asset impairment primarily related to ARP’s oil and gas properties in the Barnett, Coal-bed Methane, Rangely, Southern Appalachia, Marcellus and Mississippi Lime operating areas, and unproved acreage in the New Albany Shale, which were impaired due to lower forecasted commodity prices, net of $85.8 million of future hedge gains reclassified from accumulated other comprehensive income.  During the year ended December 31, 2014, the Company recognized $580.7 million of asset impairment consisting of $562.6 million related to oil and gas properties within property, plant, and equipment, net on the Company’s combined consolidated balance sheet primarily for ARP’s Appalachian and mid-continent operations, which was net of $82.3 million of future hedge gains reclassified from accumulated other comprehensive income, and $18.1 million goodwill impairment resulting from the decline in overall commodity prices. During the year ended December 31, 2013, ARP recognized $38.0 million of impairment primarily related to its shallow natural gas wells in the New Albany Shale and unproved acreage in the Chattanooga and New Albany Shales.

Costs Incurred in Oil and Gas Producing Activities. The costs incurred by AGP and ARP in their oil and gas activities during the periods indicated are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Property acquisition costs:
Proved properties	$55,033	$754,197	$863,421
Unproved properties	43,820	10,978	895
Exploration costs(1)	1,601	722	1,053
Development costs	102,110	177,726	214,383
Total costs incurred in oil & gas producing activities	$202,564	$943,623	$1,079,752

(1)	There were no exploratory wells drilled during the years ended December 31, 2015, 2014 and 2013.

Standardized Measure of Discounted Future Cash Flows. The following schedule presents the standardized measure of estimated discounted future net cash flows relating to AGP’s and ARP’s proved oil and gas reserves. The estimated future production was priced at a twelve-month average for the years ended December 31, 2015, 2014 and 2013, adjusted only for regional price differentials and energy content. The resulting estimated future cash inflows were reduced by estimated future costs to develop and produce the proved reserves based on year-end cost levels and include the effect on cash flows of settlement of asset retirement obligations on gas and oil properties. The future net cash flows were reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions existing at the dates presented and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Future cash inflows	$3,910,339	$10,802,697	$5,268,148
Future production costs	(1,954,564)	(4,561,129)	(2,397,997)
Future development costs	(1,289,841)	(1,623,218)	(752,369)
Future net cash flows	665,934	4,618,350	2,117,782
Less 10% annual discount for estimated timing of cash flows	(90,703)	(2,381,586)	(1,038,491)
Standardized measure of discounted future net cash flows	$575,231	$2,236,764	$1,079,291

Changes in Standardized Discounted Future Cash Flows. The following table summarizes the changes in the standardized measure of discounted future net cash flows from estimated production of proved oil, gas and NGL reserves (in thousands), including amounts related to asset retirement obligations. Since AGP and ARP allocate taxable income to their owner, no recognition has been given to income taxes:

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$2,236,764	$1,079,291	$623,676
Increase (decrease) in discounted future net cash flows:
Sales and transfers of oil and gas, net of related costs(1)	(137,942)	(275,789)	(171,409)
Net changes in prices and production costs(2)	(1,629,945)	339,776	85,191
Revisions of previous quantity estimates	(41,147)	(33,526)	(1,881)
Development costs incurred	88,261	52,077	27,245
Changes in future development costs	(167,995)	(90,887)	(21,579)
Transfers to limited partnerships	(13,291)	(2,966)	(53,392)
Extensions, discoveries, and improved recovery less related costs	20,408	69,436	143,338
Purchases of reserves in-place(3)	—	1,018,345	516,985
Sales of reserves in-place(4)	(2,162)	(332)	(2,053)
Accretion of discount	223,676	107,929	62,368
Estimated settlement of asset retirement obligations	(224)	(16,824)	(18,858)
Estimated proceeds on disposals of well equipment	(1,172)	(21,896)	17,052
Changes in production rates (timing) and other	—	12,130	(127,392)
Outstanding, end of year	$575,231	$2,236,764	$1,079,291

(1)	Includes the amount of sales of oil and gas previously included in proved reserves and sold during the period ended.
(2)	Decrease due to commodity price declines for the year ended December 31, 2015.
(3)

Represents the change in discounted value of the proved reserves primarily due to the purchase of proved reserves due to ARP’s Rangely, ARP’s and AGP’s Eagle Ford and ARP’s Geomet Acquisitions for the period ended December 31, 2014 and primarily due to the purchase of proved reserves in Marble Falls for the period ended December 31, 2013.

(4)     Decrease mainly due to ARP's sale of the County Line assets.

NOTE 18 — QUARTERLY RESULTS (UNAUDITED)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2015:
Revenues	$146,613	$262,834	$98,247	$245,799
Net income (loss) (2)	(297,357)	(582,313)	(59,543)	53,479
(Income) loss attributable to non-controlling interests	228,905	439,969	38,745	(58,303)
Loss attributable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	—	—	—	10,475
Net income (loss) attributable to common unitholders	$(69,466)	$(143,353)	$(21,802)	$5,318

Net income (loss) attributable to common unitholders per unit:
Basic(1)	$(2.67)	$(5.51)	$(0.80)	$$0.22
Diluted(1)	$(2.67)	$(5.51)	$(0.80)	$$0.18

(1)

For the fourth quarter, third quarter and second quarter of the year ended December 31, 2015, approximately 7,649,000, 7,787,000 and 5,759,000 units, respectively, were excluded from the computation of diluted net income (loss) per common unit, because the inclusion of such units would have been anti-dilutive.

(2)	Includes an asset impairment charge of $679.5 million and $294.4 million in the third and fourth quarters of 2015, respectively.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2014:
Revenues	$196,170	$208,589	$141,604	$162,147
Net loss(1)	(594,551)	(4,349)	(24,394)	(17,452)
Loss attributable to non-controlling interests	437,611	5,137	18,383	10,308
Net income (loss) attributable to owner	$(156,940)	$788	$(6,011)	$(7,144)

(1)	Includes an asset impairment charge of $580.7 million in the fourth quarter of 2014.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Energy Group, LLC

We have audited the internal control over financial reporting of Atlas Energy Group, LLC. (a Delaware limited liability company) and subsidiaries and affiliates (collectively, the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 30, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 30, 2016

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers.

Name	Age	Position(s)
Edward E. Cohen	77	Chief Executive Officer and Executive Vice Chairman of the Board
Jonathan Z. Cohen	45	Executive Chairman of the Board
Mark C. Biderman	70	Director
DeAnn Craig	64	Director
Dennis A. Holtz	75	Director
Walter C. Jones	53	Director
Jeffrey F. Kupfer	48	Director
Ellen F. Warren	59	Director
Daniel C. Herz	39	President
Jeffrey M. Slotterback	33	Chief Financial Officer
Mark D. Schumacher	53	Senior Vice President
Freddie M. Kotek	60	Senior Vice President, Investment Partnership
Lisa Washington	48	Vice President, Chief Legal Officer and Secretary
Matthew J. Finkbeiner	36	Chief Accounting Officer

Edward E. Cohen has been our Chief Executive Officer since February 2015 and President from February 2015 to April 2015, and before that was Chairman and Chief Executive Officer since February 2012.  Mr. Cohen has been our Executive Vice Chairman and Executive Chairman of Atlas Resource Partners, L.P. since August 2015. He has also served as Chairman of the Board and Chief Executive Officer of the general partner of Atlas Growth Partners, L.P. since its inception in 2013. Mr. Cohen was the Chairman of the Board of the general partner of Atlas Energy, L.P. from its formation in January 2006 until February 2011, when he became its Chief Executive Officer and President until February 2015. Mr. Cohen served as the Chief Executive Officer of Atlas Energy’s general partner from its formation in January 2006 until February 2009. Mr. Cohen served on the executive committee of Atlas Energy’s general partner from 2006 until February 2015. Mr. Cohen also was the Chairman of the Board and Chief Executive Officer of Atlas Energy, Inc. (formerly known as Atlas America, Inc.) from its organization in 2000 until February 2011, and also served as its President from September 2000 to October 2009. Mr. Cohen was the Executive Chair of the managing board of Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”) from its formation in 1999 until February 2015. Mr. Cohen was the Chief Executive Officer of Atlas Pipeline GP from 1999 to January 2009. Mr. Cohen was the Chairman of the Board and Chief Executive Officer of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc., from their formation in June 2006 until February 2011. In addition, Mr. Cohen has been a director of Resource America, Inc. since 1988 and Chairman of its Board since 1990, and was its Chief Executive Officer from 1988 until 2004 and President from 2000 until 2003; a director of Resource Capital Corp. since its formation in 2005, serving as its Chairman until November 2009; and Chairman of the Board of Brandywine Construction & Management, Inc. since 1994. Mr. Cohen is the father of Jonathan Z. Cohen. Mr. Cohen’s strong financial and energy industry experience, along with his deep knowledge of our company resulting from his long tenure with Atlas Energy and its predecessors, enables Mr. Cohen to provide valuable perspectives on many issues facing us. Mr. Cohen’s service on the board of directors creates an important link between management and the board and provides us with decisive and effective leadership. Mr. Cohen’s extensive experience in founding, operating and managing public and private companies of varying size and complexity have enabled him to provide valuable expertise to us. Additionally, among the reasons for his appointment as a director, Mr. Cohen brings to the board of directors the vast experience that he has accumulated through his activities as a financier, investor and operator in various parts of the country. These diverse experiences enable Mr. Cohen to bring unique perspectives to the board of directors, particularly with respect to business management, financial markets and financing transactions and corporate governance issues.

Jonathan Z. Cohen has been the Executive Chairman of our Board since February 2015, and before that was Vice Chairman from February 2012. Mr. Cohen has served as Executive Vice Chairman of Atlas Resource Partners, L.P. since August 2015 and has served as Executive Vice Chairman of the board of directors of the general partner of Atlas Growth Partners, L.P. since its inception in 2013. Mr. Cohen served as Executive Chairman of the Board of Atlas Energy, L.P.’s general partner inform January 2012 until the Atlas Energy Merger in February 2015. Before that, he served as Chairman of the Board of Atlas Energy’s general partner from February 2011 until January 2012 and as Vice Chairman of the Board of its general partner from its formation in January 2006 until February 2011. Mr. Cohen served as the chairman of the executive committee of Atlas Energy’s general partner from 2006 until the

Atlas Energy Merger in February 2015.  Mr. Cohen was the Vice Chairman of the Board of Atlas Energy, Inc. from its incorporation in September 2000 until February 2011. Mr. Cohen was the Executive Vice Chair of the managing board of Atlas Pipeline Partners GP, LLC from its formation in 1999 until February 2015. Mr. Cohen was the Vice Chairman of the Board of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc., from their formation in June 2006 until February 2011. Mr. Cohen has been a senior officer of Resource America since 1998, serving as the Chief Executive Officer since 2004, President since 2003 and a director since 2002. Mr. Cohen has been Chief Executive Officer, President and a director of Resource Capital Corp. since its formation in 2005. Mr. Cohen is a son of Edward E. Cohen.  Mr. Cohen’s extensive knowledge of our business resulting from his long service with Atlas Energy and its predecessors, as well as his strong financial and industry experience, allows him to contribute valuable perspectives on many issues facing us. Mr. Cohen’s service on our board of directors creates an important link between management and the rest of the board of directors and provides us with decisive and effective leadership. Mr. Cohen’s involvement with public and private entities of varying size, complexity and focus, and raising debt and equity for such entities, provides him with extensive experience and contacts that will be valuable to us. Additionally, among the reasons for his appointment as a director, Mr. Cohen’s financial, business, operational and energy experience, as well as the experience that he has accumulated through his activities as a financier and investor, add strategic vision to the board of directors to assist with our growth, operations and development. Mr. Cohen will be able to draw upon these diverse experiences to provide guidance and leadership with respect to exploration and production operations, capital markets and corporate finance transactions and corporate governance issues.

Mark C. Biderman has been a director since February 2015.  Mr. Biderman served as a director of the general partner of Atlas Energy, L.P. from February 2011 to February 2015. Before that, he was a director of Atlas Energy, Inc. from July 2009 until February 2011. Mr. Biderman was Vice Chairman of National Financial Partners Corp. from September 2008 to December 2008, and was its Executive Vice President and Chief Financial Officer from November 1999 to September 2008. From May 1987 to October 1999, he served as Managing Director and Head of the Financial Institutions Group at CIBC World Markets Group and its predecessor, Oppenheimer & Co., Inc. Mr. Biderman has served as a director and chair of the audit committee, as well as a member of the corporate governance and nominating committee, of Full Circle Capital Corporation since August 2010; a director and chair of the compensation committee, as well as a member of the audit committee, of Apollo Commercial Real Estate Finance, Inc. since November 2010; and a director and chair of the audit committee, and a member of the nominating and corporate governance committee, of Apollo Residential Mortgage, Inc. since July 2011. Mr. Biderman is a Chartered Financial Analyst. Mr. Biderman brings over 40 years’ of business and financial experience to our board of directors, including his service as a chief financial officer for over eight years. Mr. Biderman also brings more than ten years of collective service on various boards of directors as well as his service on the audit committees of four other companies, including our general partner. In addition, the board of directors will benefit from his business acumen and valuable financial experience.

Dolly Ann (DeAnn) Craig has been a director since March 2012. Dr. Craig served as a consultant to Atlas Energy, L.P. from April 2011 to January 2012. She has been an Adjunct Professor in the Petroleum Engineering Department of the Colorado School of Mines since January 2009, and a member of the Colorado Oil and Gas Conservation Commission since March 2009. Dr. Craig was the Senior Vice President – Asset Assessment of CNX Gas Corporation from September 2007 until February 2009, and President of Phillips Petroleum Resources (a Canadian subsidiary of Phillips Petroleum) and Manager of Worldwide Drilling and Production from July 1992 to October 1996. Dr. Craig was a director for Samson Oil & Gas Limited from July 2011 through January 2016 and served as chair of its audit committee as well as a member of its compensation committee. She is a Past-President of the Society of Petroleum Engineers (“SPE”), Past-President of the Society of Petroleum Engineers’ Foundation, and a Past-President of the American Institute of Mining, Metallurgical, and Petroleum Engineers. Dr. Craig was awarded SPE Honorary Membership in 2015, the Society’s highest honor. Dr. Craig serves as chair of our environmental, health and safety committee. Dr. Craig is a member of the National Association of Corporate Directors and is a Registered Professional Engineer in the State of Colorado. Dr. Craig brings to our board of directors a strong technical and operational background and practical expertise in issues relating to exploration and production activities. Dr. Craig’s experience, particularly her background in petroleum engineering, and her knowledge of our operations resulting from her work as a consultant, benefits the board of directors. In addition, Dr. Craig provides leadership to the board of directors with respect to energy policy issues, owing to her experience as a member of the Colorado Oil and Gas Conservation Commission.

Dennis A. Holtz has been a director since February 2015 and has served as lead independent director since April 2015. Mr. Holtz served as a director of the general partner of Atlas Energy, L.P. from February 2011 until February 2015. Before that, he was a director of Atlas Energy, Inc. from February 2004 to February 2011. Mr. Holtz maintained a corporate and real estate law practice in Philadelphia and New Jersey from 1988 until his retirement in January 2008. During that period, Mr. Holtz was counsel for or corporate secretary of numerous private and public business entities, and this extensive experience with corporate governance issues was the reason he was chosen as chair of our nominating and governance committee. As a licensed attorney with over 50 years of business experience, Mr. Holtz offers a unique and invaluable perspective into corporate governance matters. Additionally, Mr. Holtz has extensive knowledge of the energy industry, having served as a director of our former affiliated companies for nine years.

Walter C. Jones has been as a director since February 2015. Mr. Jones served as a director of the general partner of Atlas Energy, L.P. from October 2013 until February 2015, a director and chair of the audit committee of Atlas Energy Resources, LLC from December 2006 until September 2009, and a director of Atlas Energy, Inc. from September 2009 until March 2010. Since

November 2013, Mr. Jones has been the managing director of the Jones Pohl Group, an investment firm based in Dubai, UAE,that invests in clean energy projects, primarily in developing and developed markets around the globe.  JPG is also the majority shareholder of a Dubai-based geothermal energy developer, RG Safa Energy. From April 2010 to October 2013, Mr. Jones served as the U.S. Executive Director and Chief-of-Mission to the African Development Bank in Tunis, Tunisia, having been nominated for the position by President Barack Obama in 2009 and confirmed by the U.S. Senate in 2010. In that position, he represented the United States on the African Development Bank’s Board of Directors, and served as chair of the bank’s audit committee and vice-chair of both the ethics and development effectiveness committees. Mr. Jones served as the Head of Private Equity and General Counsel at GRAVITAS Capital Advisors, LLC from June 2005 until May 2007. Mr. Jones served in a number of positions at the Overseas Private Investment Corporation from May 1994 to May 2005, and then again from September 2007 until April 2010, including Manager for Asia, Africa, the Middle East, Latin America and the Caribbean and Senior Investment Officer in the Finance Department; and was an International Consultant at the Washington, D.C. firm of Neill & Co. before that.  Mr. Jones began his career at the law firm of Sidley & Austin, where he was a transactions attorney specializing in leveraged buyouts. Mr. Jones is a seasoned energy company director, having previously served as a director and chair of the audit committee of Atlas Energy Resources, LLC and a director of Atlas Energy, Inc. Mr. Jones’ combination of private and public sector experience, as well as his international work, has afforded him a unique combination of management and leadership experience. Our board of directors benefits from his investment and transaction expertise as well as his valuable financial experience.

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

Ellen F. Warren has been a director since February 2015. Ms. Warren served as a director of the general partner of Atlas Energy, L.P. from February 2011 until February 2015, a director of Atlas Energy, Inc. from September 2009 until February 2011, and a director of Atlas Energy Resources, LLC from December 2006 until September 2009. She is founder and President of OutSource Communications, a marketing communications firm that services corporate and nonprofit clients. Before founding OutSource Communications in August 2005, she was President of Levy Warren Marketing Media, a public relations and marketing firm she co-founded in March 1998. She was previously Vice President of Marketing/Communications for Jefferson Bank from September 1992 to February 1998, and President of Diversified Advertising, Inc. from December 1984 to September 1992, where she provided marketing services to various industries, including the energy industry. Ms. Warren is a seasoned energy company director who brings her extensive experience as an independent member of the boards of Atlas Energy, Inc. and Atlas Energy Resources, LLC, where she chaired a special committee. As a member of the National Association of Corporate Directors, Ms. Warren also offers expertise in corporate governance matters. Ms. Warren has 35 years of experience in public relations, corporate communications, crisis communications and marketing, and as the founder and president of various marketing communications firms, she is uniquely positioned to provide leadership to the board of directors in public relations and communications matters. Ms. Warren also brings valuable management, strategic planning, communication, community involvement and leadership skills to the board of directors.

Daniel C. Herz has been our President since April 2015. Mr. Herz has served as Chief Executive Officer of Atlas Resource Partners, L.P. since August 2015 and has also served as President and a director of the general partner of Atlas Growth Partners, L.P. since its inception in 2013. Mr. Herz served as Senior Vice President of Corporate Development and Strategy of the general partner of Atlas Resource Partners, L.P. from Marcy 2012 to April 2015. Mr. Herz served as Senior Vice President of Corporate Development and Strategy of the general partner of Atlas Energy, L.P. from February 2011 until February 2015, and Vice President of Corporate Development from January 2006 until February 2011. Mr. Herz was also Senior Vice President of Corporate Development of Atlas Pipeline Partners GP, LLC from August 2007 until February 2015, and Vice President of Corporate Development from December 2004 until August 2007; and Senior Vice President of Corporate Development of Atlas Energy, Inc. and Atlas Energy Resources, LLC from August 2007 until February 2011, and Vice President of Corporate Development for Atlas Energy, Inc. from December 2004 until August 2007.

Jeffrey M. Slotterback has been our Chief Financial Officer since September 2015 and served as its Chief Accounting Officer from March 2012 to October 2015. Mr. Slotterback has been the Chief Financial Officer of Atlas Resource Partners, L.P. since September 2015. Mr. Slotterback has also served as the Chief Financial Officer of the general partner of Atlas Growth Partners, L.P. since September 2015 and served as its Chief Accounting Officer from its inception in 2013 to October 2015. Mr. Slotterback served as Chief Accounting Officer of the general partner of Atlas Energy, L.P. from March 2011 until February 2015, and Manager of

Financial Reporting from May 2007 until July 2009 and again from February 2011 until March 2011. Mr. Slotterback was the Manager of Financial Reporting for Atlas Energy, Inc. from July 2009 until February 2011 and for Atlas Pipeline Partners GP, LLC from May 2007 until July 2009. Mr. Slotterback was a Senior Auditor at Deloitte and Touche, LLP from 2004 until 2007, where he focused on energy and health care clients. Mr. Slotterback is a Certified Public Accountant.

Mark D. Schumacher has served as our Senior Vice President since April 2015 and had served as Chief Operating Officer from October 2013 to April 2015. Mr. Schumacher has served as President of Atlas Resource Partners, L.P. since April 2015 and has been the Executive Vice President of Operations of the general partner of Atlas Growth Partners, L.P. since its inception in 2013. He had served as Executive Vice President of Atlas Energy, L.P. from July 2012 to October 2013. From August 2008 to July 2012, Mr. Schumacher served as President of Titan Operating, LLC, which ARP acquired in July 2012. From November 2006 until August 2008, Mr. Schumacher served as President of Titan Resources, LLC, which built an acreage position in the Barnett Shale that it sold to XTO Energy in October 2008. From February 2005 to November 2006, Mr. Schumacher served as the Team Lead of EnCana Oil & Gas (USA) Inc. where he was responsible for Encana’s Barnett Shale development. Mr. Schumacher has over 29 years of experience in drilling, production and reservoir engineering management, operations and business development in East Texas, Austin Chalk, Barnett Shale, Mid-Continent, the Rockies, the Gulf of Mexico, Latin America and Canada.

Freddie M. Kotek has been the Senior Vice President of our Investment Partnership Division since March 2012. Mr. Kotek has served as the Senior Vice President of the Investment Partnership Division of Atlas Resource Partners, L.P. since August 2015. Mr. Kotek has also served as Executive Vice President and a director of board of the general partner of Atlas Growth Partners, L.P. since its inception in 2013. Mr. Kotek has been Chairman of Atlas Resources, LLC since September 2001, and Chief Executive Officer and President since January 2002. Mr. Kotek served as Senior Vice President of the Investment Partnership Division of the general partner of Atlas Energy, L.P. from February 2011 until February 2015; an Executive Vice President of Atlas Energy, Inc. from February 2004 until February 2011, a director from September 2001 until February 2004 and Chief Financial Officer from February 2004 until March 2005; a Senior Vice President of Resource America, Inc. from 1995 until May 2004; and President of Resource Leasing, Inc. from 1995 until May 2004.

Lisa Washington has been our Senior Vice President since September 2015, and our Chief Legal Officer and Secretary since February 2012 and served as Vice President from February 2015 until September 2015. Ms. Washington has served as Vice President, Chief Legal Officer and Secretary of Atlas Resource Partners, L.P. since August 2015 and has served as Chief Legal Officer and Secretary of the general partner of Atlas Growth Partners, L.P. since its inception in 2013. Ms. Washington served as Chief Legal Officer and Secretary of the general partner of Atlas Energy, L.P. from January 2006 to October 2009, and as a Senior Vice President of its general partner from October 2008 to October 2009, and as Vice President, Chief Legal Officer and Secretary from February 2011 to  February 2015. She also served as Chief Legal Officer and Secretary of Atlas Pipeline Partners GP, LLC from November 2005 to October 2009, a Senior Vice President from October 2008 to October 2009 and a Vice President from November 2005 until October 2008; Chief Legal Officer and Secretary of Atlas Energy, Inc. from November 2005 until February 2011, a Senior Vice President from October 2008 until February 2011, and a Vice President from November 2005 until October 2008; and Chief Legal Officer and Secretary of Atlas Energy Resources, LLC from 2006 until February 2011, a Senior Vice President from July 2008 until February 2011 and a Vice President from 2006 until July 2008. From 1999 to 2005, Ms. Washington was an attorney in the business department of the law firm of Blank Rome LLP.

Matthew Finkbeiner has been our Chief Accounting Officer since October 2015. Mr. Finkbeiner has been the Chief Accounting Officer of Atlas Resource Partners, L.P. and the general partner of Atlas Growth Partners, L.P. since October 2015. Mr. Finkbeiner has held positions with Deloitte & Touche LLP, including Audit Senior Manager from September 2010 until joining us in October 2015, Audit Manager from September 2007 to September 2010, and Audit Senior/Staff from September 2002 until September 2007. While at Deloitte & Touche LLP, Mr. Finkbeiner managed audits for a diversified base of clients in the oil and gas industry, including master limited partnerships. Mr. Finkbeiner is a Certified Public Accountant.

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

Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required for those persons, we believe that during fiscal year 2015 our executive officers, directors of our general partner and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements except for Dr. Craig, Ms. Warren, and Messrs. Biderman, Holtz, Jones and Kupfer who each inadvertently filed one Form 4 late relating to their initial equity grant for serving as a director of the new company, and Mr. Cooperman who filed one late Section 16 filing related to his Series A preferred units.

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

•

a director is not independent if (A) the director is a current partner or employee of a firm that is our internal or external auditor; (B) the director has an immediate family member who is a current partner of such firm; (C) the director has an immediate family member who is a current employee of such a firm and personally works on our audit; or (D) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on our audit within that time;

•

a director is not independent if the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the present executive officers of us or any of our subsidiaries at the same time serves or served on that company’s compensation committee; and

•

a director is not independent if the director is a current employee, or if an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us or any of our subsidiaries for property or services in an amount that, in any of the last three fiscal years, exceeds the greater of $1 million or two percent of such other company’s consolidated gross revenues.

The board of directors assesses on a regular basis, and at least annually, the independence of directors and, based on the recommendation of the Nominating and Corporate Governance Committee, will make a determination as to which members are independent.

Committees of the Board of Directors

The standing committees of the board of directors are the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, the Investment Committee and the Environment, Health and Safety Committee.

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

Compensation Committee. The principal functions of the Compensation Committee are to assist the board of directors in carrying out its responsibilities with respect to compensation, particularly including evaluation of the compensation paid or payable to our chief executive officer and other named executive officers. The Compensation Committee reviews compensation paid or payable under employee qualified benefit plans, employee stock option and restricted stock option plans, under individual employment agreements, and executive compensation and bonus programs. The Compensation Committee has the sole authority to select, retain and/or terminate independent compensation advisors. Ms. Warren and Messrs. Biderman and Holtz are the members of the Compensation Committee, with Ms. Warren acting as the chair. The board of directors has determined that each member of the Compensation Committee is independent, as defined by the rules of the NYSE and in accordance with the independence standards adopted by the board. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.

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

Environment, Health and Safety Committee. The Environment, Health and Safety Committee assists the board of directors in determining whether we have appropriate policies and management systems in place with respect to environment, health and safety and related matters. The committee monitors the adequacy of our policies and management for addressing environment, health and safety matters consistent with prudent exploration and production industry practices. The Environment, Health and Safety Committee monitors and reviews compliance with applicable environment, health and safety laws, rules and regulations. The committee reviews actions taken by management with respect to deficiencies identified or improvements recommended. The members of the Environment, Health and Safety Committee are Dr. Craig, Ms. Warren and Messrs. Holtz and Kupfer. Dr. Craig serves as chair of the committee. The board of directors has determined that each of the members of the The Environment, Health and Safety Committee is independent, as defined by the rules of the NYSE and in accordance with the independence standards adopted by the board.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors consists of Ms. Warren and Messrs. Biderman and Holtz. None of such persons was an officer or employee of ours or any of our subsidiaries during fiscal 2015 or was formerly an officer of ours. During 2015, no members of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclose of related person transactions. None of our executive officers has served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on our Board of Directors or Compensation Committee.

Corporate Governance

Board Leadership; Executive Sessions of the Board

Jonathan Z. Cohen serves as the Executive Chairman of the board and Edward E. Cohen serves as our Chief Executive Officer and director. We believe that the most effective leadership structure at the present time is to have separate Executive Chairman of the board and Chief Executive Officer positions because this allows the board to benefit from having two strong voices bringing separate views and perspectives to meetings. The Chief Executive Officer and the Executive Chairman of the board are in regular contact and serve together with Daniel C. Herz, who serves as President, as our executive committee. Our leadership structure is also comprised of a lead independent director, board committees led and comprised of independent directors and active engagement by all directors. The Board believes that this structure provides a balance between strong company leadership and appropriate safeguards and oversight by independent directors.

As set forth in our governance guidelines and in accordance with NYSE listing standards, the independent members of our board of directors meet in executive session regularly without management. The purpose of these executive sessions is to promote open and candid discussion among the independent board members. The board member who presides at these meetings rotates each meeting.

In April 2015 the Board established the position of lead independent director, and appointed Dennis Holtz to fill the role. The lead independent director may serve as the liaison between the independent members of the Board and management on matters such as the annual board evaluation; however, independent members of the Board also interface with management directly.

Governance Guidelines

The board of directors has adopted governance guidelines to assist it in guiding our governance practices. These practices will be regularly reevaluated by the Nominating and Governance Committee in light of changing circumstances in order to continue serving our best interests and the best interests of our unitholders.

Role in Risk Oversight

General

The role in risk oversight of the board of directors recognizes the multifaceted nature of risk management. The board has empowered several of its committees with aspects of risk oversight. We administer our risk oversight function through the Audit Committee, which monitors material enterprise risks, and the Environmental, Health and Safety Committee, which assists in determining whether appropriate policies and management systems are in place with respect to environment, health and safety and related matters and monitors and reviews compliance with applicable environment, health and safety laws, rules and regulations. In order to assist in its oversight function, the Audit Committee oversaw the creation of the enterprise risk management committee consisting of senior officers from our various divisions that are responsible for day-to-day risk oversight. The Audit Committee meets with the members of the enterprise risk management committee as needed to discuss our risk management framework and related areas. It also reviews any major transactions or decisions affecting our risk profile or exposure, and reviews with counsel legal compliance and legal matters that could have a significant impact on our financial statements. The Audit Committee also oversees our internal audit function and is responsible for monitoring the integrity and ensuring the transparency of our financial reporting processes and systems of internal controls regarding finance, accounting and regulatory compliance. The Audit Committee incorporates its risk oversight function into its regular reports to the board of directors. The Environmental, Health and Safety Committee reviews actions taken by management with respect to deficiencies identified or improvements recommended.

In addition to these committees’ role in overseeing risk management, the full board of directors regularly engages in discussions of the most significant risks that we face and how these risks are being managed. Our senior executives provide regular updates about our strategies and objectives and the risks inherent within them at board and committee meetings and in regular reports. Board and committee meetings also provide a venue for directors to discuss issues of concern with management. The Board and committees may call special meetings when necessary to address specific issues or matters that should be addressed before the next regularly scheduled meeting. In addition, our directors have access to our management at all levels to discuss any matters of interest, including those related to risk. Those members of management most knowledgeable of the issues will attend board meetings to provide additional insight into items being discussed, including risk exposures.

Compensation Programs

Our compensation policies and programs are intended to encourage employees to remain focused on both our short-term and long-term goals. Annual incentives are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance and/or that of the divisions for which the officer was responsible. We believe that the focus on revenue growth and distributable cash flow in making incentive bonus awards and unit price performance in granting equity awards provides a check on excessive risk taking. Our Code of Business Conduct and Ethics, which applies to all officers and directors, further seeks to mitigate the potential for inappropriate risk taking. We also prohibit hedging transactions involving our units so our officers and directors cannot insulate themselves from the effects of our unit performance.

Our compensation committee, together with senior management, also reviews compensation programs and benefits plans affecting employees generally (in addition to those applicable to our executive officers), and we have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on our company. We also believe that our incentive compensation arrangements provide incentives that do not encourage risk-taking beyond our ability to effectively identify and manage significant risks; are compatible with effective internal controls and our risk management practices; and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

Director Nomination Process

The Nominating and Governance Committee is responsible for reviewing with our board of directors the appropriate skills and characteristics required of board members in the context of the makeup of the board of directors and developing criteria for identifying and evaluating board candidates. The Nominating and Governance Committee identifies director nominees by first evaluating the current members of the board willing to continue in service. Current members with skills and experience that are relevant to our business and who are willing to continue in service will be considered for renomination, balancing the value of continuity of service by existing members of the board with that of obtaining a new perspective. If any member of the board does not wish to continue in service, or if the Nominating and Governance Committee or the board decides not to nominate a member for reelection, or if we decide to expand the size of the board, the Nominating and Governance Committee identifies the desired skills and experience of a new nominee consistent with the Nominating and Governance Committee’s criteria for board service. Current members of the board and management are be polled for their recommendations. Research may also be performed or third parties retained to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate potential nominees; however, we may in the future choose to do so. The Nominating and Governance Committee considers diversity as an element in identifying director nominees.

The Nominating and Governance Committee evaluates independent director candidates based upon a number of criteria, including:

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

The specific criteria that the Nominating and Governance Committee uses to identify a nominee to serve as a member of the board of directors depends on the qualities being sought. The committee may reevaluate the relevant criteria for board membership from time to time in response to changing business factors or regulatory requirements. The full board of directors is responsible for selecting candidates for election as directors based on the recommendation of the Nominating and Governance Committee.

Our limited liability company agreement contains provisions that address the process by which a unitholder may nominate an individual to stand for election to the board of directors. Our board of directors has adopted a a policy concerning the evaluation of unitholder recommendations of board candidates by the Nominating and Governance Committee. Our Nominating and Governance Committee evaluates director candidates nominated by unitholders in the same manner as other candidates.

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

o	in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, and
o

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

o	not later than five business days after the record date for the meeting in the case of the update and supplement required to be made as of the record date, and
o

not later than eight business days prior to the date for the meeting, any adjournment or postponement thereof in the case of the update and supplement required to be made as of ten business days prior to the meeting or any adjournment or postponement thereof.

•	The notice must set forth:
o	the name and address of the unitholder, as they appear on our books, of the beneficial owner, if any, and of their respective affiliates or associates or others acting in concert therewith;
o

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

o

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

o

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

o

a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest of the unitholder and beneficial owner, if any, in such business;

o	the text of the proposal or business (including the text of any resolutions proposed for consideration); and
o

a description of all agreements, arrangements and understandings between the unitholder and beneficial owner, if any, and any other person or persons (including their names) in connection with the proposal of such business by the unitholder.

•	As to each person whom the unitholder proposes to nominate for election or reelection to the board, the notice must also:
o

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

o

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

o

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

Communicating with the Board of Directors

Unitholders and other interested parties who would like to communicate their concerns to one or more members of our board of directors, a board committee or the independent directors as a group may do so by writing to them at Atlas Energy Group, LLC, Park Place Corporate Center One, 1000 Commerce Drive, 4th Floor, Pittsburgh, Pennsylvania 15275, c/o Dennis Holtz, Lead Director. All concerns received will be appropriately forwarded and, if deemed appropriate by the Lead Director, may be accompanied by a report summarizing such concerns.

ITEM 11:	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

For purposes of the following Compensation Discussion and Analysis and executive compensation disclosures, the individuals listed below are collectively referred to as our or Atlas Energy’s “Named Executive Officers” or “NEOs.” They are our Chief Executive Officer, Chief Financial Officer, Executive Chairman of the Board, President and Chief Executive Officer of ARP, and Senior Vice President and President of Atlas Resource Partners, L.P. (“ARP”). Their compensation is disclosed in the tables following this discussion and analysis.

•	Edward E. Cohen, our Chief Executive Officer and Executive Chairman of ARP
•	Jeffrey M. Slotterback, our Chief Financial Officer and Chief Financial Officer of ARP
•	Jonathan Z. Cohen, our Executive Chairman of the Board and Executive Vice Chairman of the Board of ARP
•	Daniel C. Herz, our President and Chief Executive Officer of ARP
•	Mark D. Schumacher, our Senior Vice President and President of ARP

The following individuals served as NEOs immediately after the Separation but ceased to be employed by us during 2015:

•	Matthew A. Jones, President—ARP
•	Sean P. McGrath, Chief Financial Officer

Decisions relating to compensation for executive officers in 2014 and prior years were made by the Atlas Energy Compensation Committee.  Following the Separation, in February 2015, we formed the Atlas Energy Group Compensation Committee (“Compensation Committee”) which determines the compensation of our executive officers consistent with the compensation and benefit plans, programs and policies adopted by us.  The following sections of this Compensation Discussion and Analysis describe our compensation philosophy, policies and practices during 2015 as they apply to the Named Executive Officers identified above.

Compensation Program Objectives

An understanding of our executive compensation program begins with our program objectives.

•

Aligning the interests of executives and unitholders.  We seek to align the interests of our executives with those of our unitholders through equity-based compensation and executive unit ownership requirements.

•

Linking rewards to performance.  We seek to implement a pay-for-performance philosophy by tying a significant portion of executives’ compensation to their achievement of goals that are linked to our business strategy and each executive’s contributions towards the achievement of those goals.

•	Offering competitive compensation. We seek to offer an executive compensation program that is competitive and that helps attract, motivate and retain top performing executives.

The Compensation Committee believes that a significant portion of executive compensation should be variable and based on defined performance goals (i.e., “at risk”). Our program meets this objective by delivering compensation in the form of equity and other performance-based awards.

Note: Based on compensation for CEO (E. Cohen) and Average for other NEOs (J. Cohen, Herz, and Schumacher). Compensation includes base salaries after the Targa Merger and Separation, annual incentives paid for 2015, and annualized values of 2012 ARP and 2015 Atlas Energy Group long-term incentives.

What we do	What we don’t do

▲ Tie Pay to Performance. A significant portion of each executive officer’s target annual compensation is tied to corporate and individual performance, requiring the achievement of predetermined performance objectives during the performance period.

▼ Tax Gross Ups. We don’t pay tax gross ups for excise taxes that may be imposed as a result of severance or other payments deemed made in connection with a change of control.
▲ Cap Annual Incentive Awards. Annual incentive awards are limited to 10% of our net adjusted distributable cash flow.	▼ Excessive Perquisites. We generally do not provide perquisites to our executives, other than automobile allowances and Excess 401(k) match contributions for some of our NEOs.

▲ Utilize Stock Ownership Guidelines. We have significant unit ownership guidelines, which require our executive officers and directors to hold a percentage of their annual base salary (for directors, their retainer) in equity.

▼ Allow Hedging and Pledging. Our insider trading policy prohibits margining, derivative or speculative transactions, such as hedges, pledges and margin accounts for executive officers.
▲ Retain an Independent Compensation Consultant. The Compensation Committee engages an independent compensation consultant, who does not provide compensation related services to management.
▲ Employment Agreements. We have written employment agreements with a majority of our NEOs.

Governance of Executive Compensation

Compensation Committee

The Compensation Committee was formed at the end of February 2015 following the Separation and is comprised solely of independent directors of our board.

The Compensation Committee is responsible for designing our compensation objectives and methodology, and evaluating the compensation to be paid to our NEOs. The Compensation Committee is also responsible for administering our stock ownership guidelines and certain employee benefit plans, including incentive plans.

Chief Executive Officer

Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the salary, bonus and incentive compensation component of each of the other NEO’s total compensation. Our Chief Executive Officer provides the Compensation

Committee with key elements of our NEOs’ performance during the year or the applicable performance period to assist the committee in its determinations. Our Chief Executive Officer, at the Compensation Committee’s request, might attend committee meetings to provide insight into our NEOs’ performance, as well as the performance of other comparable companies in the same industry.

Independent Compensation Consultant

For 2015, our Compensation Committee engaged Mercer (US) Inc., a global compensation and benefits consulting firm and wholly-owned subsidiary of Marsh & McLennan Companies, Inc. (“Marsh”), to provide information and objective advice regarding executive compensation.  Ultimately, all of the decisions with respect to Atlas Energy Group’s NEOs’ compensation are made by the Atlas Energy Group Compensation Committee.

At the request of our Compensation Committee, Mercer worked with our senior management to develop a peer group in 2015 that reflected, to the greatest extent possible, Atlas Energy Group’s business mix and structure following the Separation.  The peer group is comprised of 17 energy companies, nine of which are oil and gas partnerships and eight of which are upstream oil and gas companies.  The entire peer group was used to gain broad perspective on compensation for Atlas Energy Group’s industry segment using a fairly large data sample, while the nine partnerships (“partnership peers”) allowed the Committee to gain a more focused perspective on compensation at publicly traded partnerships as well.

The members of the peer group are:

Ticker Symbol	Company Name	2014 Revenue ($ millions)
	Oil & Gas Partnerships
LINE	Linn Energy LLC	$ 4,983.30
CEQP	Crestwood Equity Partners LP	$ 3,931.30
ENLC	Enlink Midstream LLC	$ 3,500.40
MMP	Magellan Midstream Partners LP	$ 2,303.72
MWE	MarkWest Energy Partners LP	$ 2,176.17
BBEP	BreitBurn Energy Partners LP	$ 1,430.15
WGP	Western Gas Equity Partners LP	$ 1,273.76
VNR	Vanguard Natural Resources LLC	$ 788.07
LGCY	Legacy Reserves LP	$ 670.39
	Upstream Oil & Gas Corporations
PXD	Pioneer Natural Resources Co	$4,325
SWN	Southwestern Energy Co	$4,038
WLL	Whiting Petroleum Corp	$3,055
EQQT	EQT Corp	$2,470
RRC	Range Resources Corp.	$2,419
COG	Cabot Oil & Gas Corp	$2,173
SD	SandRidge Energy Inc	$1,559
CRZO	Carrizo Oil & Gas Inc	$710

	All Peers Summary Statistics (n=17)
	75th Percentile	$3,500
	Median	$2,304
	25th Percentile	$1,430

	Atlas Energy, L.P. (Historical)[1]	$3,669
	Atlas Energy Group, LLC	$777

[1]	Revenue of Atlas Energy at 2014 fiscal year end.

Since Mercer’s analysis included the NEOs at June 2015, Mercer’s analysis with respect to the Chief Financial Officer is based upon the total compensation of Mr. Slotterback’s predecessor, Mr. McGrath.  Since Mr. Slotterback began his tenure as Chief Financial Officer in September 2015, Mercer did not compare his total compensation to the peer group.

In a market competitive assessment against the peer group evaluating 2015 base salaries, total cash compensation (2015 base salary and 2014 actual annual incentives paid in 2015), long-term incentives and total direct compensation (representing the annualized long-term incentive award value plus total cash compensation), as well as pay mix, Mercer found that:

Note: Based on benchmarking of compensation as of June 2015 for Messrs. E. Cohen, J. Cohen, Herz, McGrath, and Schumacher.  “% of Market” represents what percent of each market reference Atlas NEO compensation is on average (e.g., on average, Atlas NEO base salaries are 74% of 25th percentile base salary levels among the peer group).

•

Base salaries were below the 25th percentile of the peer group and the partnership peers, except for Mr. Schumacher’s, which was competitive (defined as within 15% of a market benchmark) with the median of the peer group, and Mr. J. Cohen’s, which was competitive with the 25th percentile relative to their partnership peers matches;

•

Total cash compensation was at least competitive with the median of the peer group and the 75th percentile of the partnership peers, except Mr. E. Cohen was above the median of peer group and above the 75th percentile of the partnership peers and Mr. J. Cohen was above the 75th percentile of both references;

•

Total direct compensation was competitive with the 25th percentile of the peer group and the partnership peers, except Mr. J. Cohen was competitive with the 75th percentile of both references, and Messrs. E. Cohen and Herz’s were competitive with the 25th percentile of both references;

•

Prior to the award of Atlas Energy Group equity, the annualized value of Long-Term Incentives previously granted to the NEOs was below the 25th percentile of both references, except Mr. J. Cohen was between the 25th percentile and the median of the partnership peers.

Immediately following the Separation, the Compensation Committee acknowledged the importance of awarding Atlas Energy Group equity to retain and incentivize the NEOs and other employees.  Therefore, it asked Mercer to conduct an analysis with respect to proposed Atlas Energy Group Long-Term Incentive awards, taking into account the value of ARP long-term incentive awards that had been granted in 2012.  In its analysis, Mercer found that the annualized value of our proposed grants fell below the 25th percentile relative to both peer references.

Following receipt of Mercer’s analysis with respect to our proposed long-term incentives to the NEOs, in June 2015, the Compensation Committee approved the proposed equity grants.  See “Determination of 2015 Compensation Amounts—Long-Term Incentives.”

A critical criterion in the Atlas Energy Group Compensation Committee’s selection of Mercer to provide executive and director compensation consulting services was that Mercer does not provide any other executive compensation consulting services to us or our affiliated companies other than insurance brokerage services provided by its parent company, Marsh.  Atlas Energy Group directors and officers are also required to complete questionnaires on an annual basis, which allows us to review whether there are any potential conflicts as a result of personal or business relationships.  There were no business or personal relationships between the consultants from Mercer who work with us and our directors and executive officers other than the executive compensation consulting described herein.  The Committee also determined that the reporting relationship and the compensation of Mercer were separate from, and not determined by reference to Mercer’s or Marsh’s other lines of business or any other work for us.  Further, the Committee is aware that in the ordinary course of business we use Marsh’s insurance broker services, but it does not monitor or approve those services.

Mercer’s fees for executive compensation consulting services provided to the Compensation Committee in 2015 were $119,900.   The fees paid for Marsh’s insurance broker services were $994,993.

Timing of Compensation Decision Process

Immediately following the Separation, in February 2015, the Compensation Committee recommended that the base salaries of the NEOs at that time be reduced to reflect our post-Targa transaction company.  The Compensation Committee then engaged Mercer to develop a peer group and conduct a competitive analysis with respect to proposed equity grants.  See “Governance of Executive Compensation—Independent Compensation Consultant.”

Recognizing the importance of retaining executive talent, in consultation with Mercer, the Compensation Committee reviewed and approved employment agreements for Messrs. E. Cohen, J. Cohen, Herz and Schumacher.  See “Executive Compensation—Employment Agreements.”   The Compensation Committee, with input from management and Mercer, then worked on developing the 2015 performance measurements under the Annual Incentive Plan for Senior Executives.

In January 2016, after the conclusion of the performance period, the Committee determined the threshold criteria in the performance metrics had been met and approved variable pay awards.  At the same time, the Committee made recommendations regarding base pay for the NEOs for 2016.

It is anticipated that before the end of the first quarter of 2016, the Compensation Committee will review and approve a performance formula under the Senior Executive Plan for the 2016 performance period, which is the current year.  We anticipate that our Compensation Committee will evaluate 2016 performance and corresponding compensation.

Elements of Our Compensation Program

Until the closing of the Targa transaction in February 2015, the Atlas Energy Compensation Committee was responsible for making the compensation decisions for the NEOs of Atlas Energy.  Such decisions included the award of transaction incentives in connection with the Targa transaction.  See “Determination of 2015 Compensation Amounts—Targa Transaction Incentives and Related Compensation.”  Additionally, as part of the Separation, Atlas Energy Group assumed the 401(k) Plan, the Excess 401(k) Plan and the J. Cohen consulting agreement related to Lightfoot.

Component	Type of pay	Purpose	Key characteristics
Base salary	Fixed	Provide fixed compensation for performance of core duties that contribute to our success. Not intended to compensate for achievement of performance metrics or for extraordinary performance.	Fixed compensation that is reviewed annually and adjusted if and when appropriate.
Annual incentives	Performance-based	Motivate NEOs to achieve annual performance targets.	Variable performance-based cash and/or equity awards tied to pre-established performance goals.
Long-term incentives	Performance-based	Align compensation with changes in unit prices and unitholder return experience.	Time-vested phantom stock and option awards, including ARP equity-based awards.

Base Salary

Base salary is intended to provide fixed compensation to the NEOs for their performance of core duties that contribute to our success.  Base salaries represent one component of our compensation strategy and are not contingent upon the achievement of performance metrics and/or intended to compensate individuals for performance which exceeds expectations.

Annual Incentives

Annual incentives are intended to tie a significant portion of each of the NEO’s compensation to our annual performance and/or that of our subsidiaries or divisions for which the officer is responsible. Generally, the higher the level of responsibility of the executive within our company, the greater is the incentive component of that executive’s target total cash compensation. The Compensation Committee may recommend awards of performance-based bonuses and, on rare occasions, discretionary bonuses.

Performance-Based Variable Pay

We have an Annual Incentive Plan for Senior Executives, which we refer to as the Senior Executive Plan, to award variable pay for achievement of predetermined performance measurements during a performance period.  Going forward, it is expected that the applicable performance period will be the current fiscal year; however, for 2015, the performance period began at the end of February following the Separation and concluded at the end of 2015.  During the 2015 performance period, each of the NEOs participated in the Senior Executive Plan. Awards under the Senior Executive Plan may be paid in cash or in a combination of cash and time-vesting equity.

As soon as was practicable after the Separation, the Compensation Committee approved the performance measurements for the 2015 performance period. The measurements were in the areas of cost control, private channel fund raise, production and environment, health and safety. The Committee determined that, outside of exceptional circumstances, no performance-based variable pay would be made to any NEO unless we achieved a minimum threshold of at least three of the six performance measurements during the performance period.  Furthermore, since we acquired the exploration and production assets through the Separation, the performance measurements involving a 3-year average were based upon the performance results of ARP and/or Atlas Energy:

1.	Cost control: The average Eagle Ford Shale Well authorization for expenditure for 2015 must be lower than 85% of the 2014 Average Eagle Ford Shale Well authorization for expenditure;
2.	Cost control: Our general and administrative expense for 2015 must be lower than the prior 3-year average general and administrative expense;
3.	Private Channel Fund Raise Performance: For 2015, we must achieve 75% of the prior 3-year average of private channel fund raise;
4.	Production Margin Performance: The 2015 value of our hedge positions realized during the year must exceed the prior 3-year average value of commodity hedge positions;
5.	Production Margin Performance: Our 2015 production gross margin per mcfe must exceed the prior 3-year average production gross margin per mcfe; and
6.	Environmental: We shall have fewer reportable spills and fewer violations in 2015 than in 2014.

The Compensation Committee determined that if we achieve at least three of the six measurements listed above, our NEOs will be eligible to receive an award paid from a variable pay pool.  The maximum amount available to be paid in variable pay is equal to a maximum of 10% of our adjusted net distributable cash flow for the 2015 calendar year period, calculated as the total operating subsidiary distributable cash flow less its general and administrative expense (excluding bonus expense recognized during the period), plus other income, less preferred payments, less stand-alone interest expense.  For the purpose of the performance formulas, the operating subsidiary distributable cash flow represents our ownership interest in the distributable cash flow of our operating subsidiaries, regardless of whether such cash was actually distributed.

Pursuant to the Senior Executive Plan, the Compensation Committee had discretion to recommend reductions, but not increases, in the maximum awards.  The maximum award, expressed as a percentage of our adjusted distributable cash flow for 2015, for each participant was as follows:  Mr. E. Cohen, 3.20% ($3,100,000); Mr. J. Cohen, 3.20% ($3,100,000); Mr. Herz, 1.70% ($1,600,000); Mr. Schumacher, 1.20% ($1,200,000); and Mr. Slotterback, 0.70% ($700,000).  While the final maximum variable pay pool was $9,700,000, actual awards made to the NEOs totaled $2,350,000, or approximately 24% of the maximum variable pay pool.

Discretionary Bonuses

In exceptional circumstances, discretionary bonuses could be awarded to recognize individual and group performance without regard to limitations otherwise in effect.  The Compensation Committee did not award any discretionary bonuses with respect to our performance for the applicable performance period.

Long-Term Incentives

We believe that our long-term success depends upon aligning our executives’ and unitholders’ interests. To support this objective, we provide our executives with various means to become significant equity holders, including awards under our 2015 Long-Term Incentive Plan (the “Atlas Energy Group Plan”). Under the Atlas Energy Group Plan, the Compensation Committee may recommend grants of equity awards in the form of options and/or phantom units. Generally, the unit options and phantom units vest over a three- or four-year period.

Our NEOs are also eligible to receive awards under the Atlas Resource Partners, L.P. 2012 Long-Term Incentive Plan, which we refer to as the ARP Plan.

Additional Information Concerning Executive Compensation

Deferred Compensation

All our employees may participate in our 401(k) plan, which is a qualified defined contribution plan designed to help participating employees accumulate funds for retirement.  This plan was originally known as the Atlas Energy 401(k) Plan and was assumed by us in connection with the Separation.  In February 2015, we also assumed the Atlas Energy Executive Excess 401(k) Plan (currently known as the “Deferred Compensation Plan”), a nonqualified deferred compensation plan that was designed to permit individuals who exceeded certain income thresholds as established by the IRS and who might be subject to compensation and/or contribution limitations under what was then the Atlas Energy 401(k) plan and is now the Atlas Energy Group 401(k) Plan to defer an additional portion of their compensation. The purpose of the Deferred Compensation Plan is to provide participants with an incentive for a long-term career with us by providing them with an appropriate level of replacement income upon retirement. Under the Deferred Compensation Plan, a participant may contribute to an account an amount up to 10% of annual cash compensation (which means a participant’s salary and non-performance-based bonus) and up to 100% of all performance-based bonuses.  We are obligated to make matching contributions on a dollar-for-dollar basis of the amount deferred by the participant subject to a maximum matching contribution equal to 50% of the participant’s base salary for any calendar year.  We do not pay above-market or preferential earnings on deferred compensation. Participation in the Deferred Compensation Plan is available pursuant to the terms of an individual’s employment agreement or at the designation of the Compensation Committee. During 2015, Messrs. E. Cohen and J. Cohen were the only participants in the Deferred Compensation Plan. For further details, please see “2015 Nonqualified Deferred Compensation” table.

Unit Ownership Guidelines for NEOs

The Compensation Committee established unit ownership guidelines for our NEOs pursuant to which these executives are expected to hold a minimum number of our common units equal to a specified multiple of their annual base salaries, as follows:

Position	Required ownership multiple (1)
Chief Executive Officer	Five (5) times annual base salary
Executive Chair	Four (4) times annual base salary
President	Three (3) times annual base salary
Chief Financial Officer	Three (3) times annual base salary
Executive Vice Presidents	Three (3) times annual base salary
Senior Vice Presidents	Two (2) times annual base salary
(1)

The number of equity units necessary to reach the required ownership multiple was calculated based upon the fair market value of the units when the plan was implemented or at the time the executive was promoted to serve as an NEO.

Equity interests that count toward the satisfaction of the ownership guidelines include common units held directly or indirectly by the executive, including common units purchased on the open market or acquired upon the exercise of a unit option and common units remaining or received upon the settlement of restricted stock, restricted stock units, and phantom units, and vested units allocated to the executive’s account under any qualified plan. Common units of ARP may also satisfy the ownership guidelines so long as at least 50% of an executive’s holdings are our common units.  Executives have five years from the date of the commencement of the guidelines or the date the executive was designated a covered executive by the Compensation Committee, whichever was later, to attain these ownership levels. Executives who become subject to the guidelines as the result of a promotion, have three years to attain the ownership level.  If an executive officer does not meet the applicable guideline by the end of the applicable period, the executive officer may be required to hold any net shares resulting from any future vesting of restricted or phantom units or exercise of stock options until the guideline is met. The Compensation Committee believes these guidelines reinforce the importance of aligning the interests of our executive officers with the interests of our unitholders and encourages our executive officers to consider the long-term perspective when managing our company.  The Compensation Committee has the discretion to re-evaluate and revise an executive’s target ownership requirement in light of changes in the executive’s annual base salary or changes in the trading price of our common units.

No Hedging of Company Stock

All of our employees are prohibited from hedging their company stock.

No Tax Gross-Ups

We do not provide tax reimbursements to our NEOs.

Perquisites

At the discretion of the Compensation Committee, we provide perquisites to our NEOs. In 2015, the benefits provided to the NEOs were limited to providing automobile allowances or automobile-related expenses to Messrs. E. Cohen, Herz and Schumacher.

Consulting Agreement with Mr. J. Cohen

We acquired Atlas Energy’s direct and indirect ownership interests in the Lightfoot entities as part of the assets and liabilities it acquired in connection with the Targa transaction.  As part of the transaction, we also assumed the obligations under an agreement pursuant to which Mr. J. Cohen receives compensation in recognition of his role in negotiating and structuring its investment and his continued service as chair of Lightfoot GP.  Pursuant to the agreement, Mr. J. Cohen receives an amount equal to 10% of the distributions that we receive from the Lightfoot entities, excluding amounts that constitute a return of capital.

Determination of 2015 Compensation Amounts

In January 2016, the Compensation Committee consulted with Mercer, with our Chief Executive Officer participating, to evaluate our performance and to approve variable pay awards to NEOs as well as to review base salaries for 2016.  At the Committee’s request, Mercer provided the Committee with an analysis of the proposed variable pay awards under the Senior Executive Plan and a benchmark of the proposed NEO base salaries for 2016 relative to the peer group.

Base Salary

Immediately following the Targa merger and Separation, upon recommendation from our CEO, the Compensation Committee approved the reduction of the 2014 base salaries of Messrs. E. Cohen, J. Cohen, Herz, Jones and McGrath.  The Committee recognized that our initial size was smaller than our predecessor and approved reductions in the then NEOs base salaries to reflect that fact.  Mr. E. Cohen’s base salary was reduced from $1,000,000 to $350,000.  Mr. J. Cohen’s base salary was reduced from $700,000 to $350,000.  Mr. Herz’s base salary was reduced from $400,000 to $275,000.  Mr. Jones base salary was reduced from $400,000 to $275,000 and Mr. McGrath’s base salary was reduced from $400,000 to $275,000.

During 2015, however, there were management changes that necessitated further adjustments to base salaries.  In April 2015, Mr. Herz was appointed President and the Committee approved an increase in his base salary to $350,000 to reflect his increased responsibilities.  Upon Mr. Slotterback’s promotion to serve as Chief Financial Officer in the fall of 2015, the Committee approved a base salary of $275,000, which was the same base salary as that of his predecessor, Mr. McGrath.

In January 2016, the Compensation Committee engaged Mercer to conduct an analysis of historical short-term incentives and benchmarking of base salaries of all of our NEOs using the market data from the 2015 market competitive assessment.  The Compensation Committee considered the analysis and benchmarking and approved increases to Messrs. E. Cohen and J. Cohen’s base salaries not to 2014 levels but to $700,000 and $500,000, respectively, to bring their base salaries to the median of the peer group.  The Committee recognized the further increased role that Mr. Herz had undertaken in challenging times and approved an increase in his 2016 base salary to $500,000, an amount that is competitive with the peer group.  The Committee maintained the base salaries of Messrs. Slotterback and Schumacher at 2015 levels.  Mr. Slotterback’s base salary was below the median of the peer group and Mr. Schumacher’s base salary was competitive with the median.

Annual Incentives

Variable Pay Awards

Summary of performance factors that determine variable pay

•	No awards are made unless at least three of the six performance metrics is met, except in exceptionally rare circumstances
•	Equity awards vest over time—a delayed payout feature that further aligns interests of NEOs with sustainable long-term growth in unitholder value

After the end of the 2015 fiscal year, the Compensation Committee considered incentive awards pursuant to the Senior Executive Plan based on our performance during the 2015 performance period. In determining the actual amounts to be paid to our

NEOs, the Compensation Committee considered both individual and company performance. Our Chief Executive Officer made recommendations of incentive award amounts based upon our performance as well as the performance of our subsidiaries; however, the Compensation Committee had the discretion to approve, reject or modify the recommendations.  Further, the Committee had the discretion to reduce, but not increase, the maximum variable pay awards available under the Senior Executive Plan.

The Compensation Committee noted that although 2015 was a difficult year for the oil and gas industry, our management had demonstrated their ability to navigate the challenging market conditions.  The Committee noted that despite a difficult lending market ARP negotiated a term loan of $250 million from a hedge fund in early 2015.  Further, the Committee acknowledged that management had taken preemptive actions by successfully negotiating with ARP’s bank syndicate a suspension of key debt covenants until 2017.  The Compensation Committee recognized that in order to avoid threatened violation of its ratio of adjusted consolidated net tangible assets to total debt, management negotiated with the holders of ARP’s 9.25% senior notes due 2021 to materially increase the fixed dollar amount in the basket for secured credit facility indebtedness to $1.050 billion from approximately $500 million and ARP’s 7.75% senior notes due 2021 to $1 billion from $500 million.  Management protected ARP’s operating cash flow with significant hedging revenues.  As a result, ARP realized an average oil price of $84 per barrel as compared to an average spot oil price of $49 per barrel, and a natural gas price of $3.38 per mcf as compared to a spot price average of $2.67 per mcf.  At December 31, 2015, ARP’s unrealized hedge gain was approximately $375 million.  The Compensation Committee also noted that management also effectuated approximately $50 million in cost reductions in 2015.  Operating expense declined by $34 million compared to 2014, and general and administrative expenses were reduced by $15 million.

In making its determination with respect to variable pay awards to the NEOs, the Committee found that we had achieved all six performance measures set forth in the performance formula.  The Committee commended management for its ability, during adverse times, to maintain a gross margin in excess of $270 million and an adjusted distributable cash flow of approximately $97 million, resulting in a maximum variable pay pool of approximately $9.7 million.  The Committee found that we had achieved both of our cost control related measurements—the average Eagle Ford shale well authorization for expenditure for 2015 was lower than 85% of the 2014 Average Eagle Ford shale well authorization for expenditure and our 2015 general and administrative expense of $96 million was lower than the 3-year average of $101 million.  Additionally, we achieved 75% of the 3-year average of our private channel funds raised of $187.5 million, by raising $172.4 million.  As discussed above, the Compensation Committee found that the 2015 value of our hedge positions realized during the year exceeded the 3-year average value of commodity hedge positions of $106.4 million, as the 2015 value was $179.5 million. The 2015 gross margin per mcfe of $2.89 exceeded the 3-year average of $2.61.  Finally, we experienced fewer reportable spills and fewer environmental violations in 2015 than in 2014.

The Compensation Committee took both our overall performance during the year together with the achievement of the performance measurements and, while recognizing the strong performance during challenging times, ultimately awarded variable pay awards that were well below the maximum potential awards for each of the NEOs as follows:  Mr. E. Cohen, 10% of maximum potential award, Mr. J. Cohen 8% of maximum potential award, Mr. Herz, 63% of maximum potential award, Mr. Schumacher, 42% of maximum potential award; and Mr. Slotterback, 43% of maximum potential award.  Awards represented a smaller portion of maximum potential awards for the participants in a similar plan last year (Mr. E. Cohen 10% (2015) versus 13% (2014) and Mr. J. Cohen 8% (2015) versus 15% (2014).

Named Executive Officer	Maximum percentage of variable pay pool (10%)	Maximum potential awards	Actual awards	Actual awards as percentage of maximum potential awards
Edward E. Cohen	3.20%	$3,100,000	$300,000	10.00%
Jonathan Z. Cohen	3.20%	$3,100,000	$250,000	8.00%
Daniel C. Herz	1.70%	$1,600,000	$1,000,000	63.00%
Mark D. Schumacher	1.20%	$1,200,000	$500,000	42.00%
Jeffrey M. Slotterback	0.70%	$700,000	$300,000	43.00%

Long-Term Incentives

In an effort to retain the NEOs and all other employees, in June 2015, the Compensation Committee granted Atlas Energy Group phantom units to all of our employees and to the NEOs as follows:  Mr. E. Cohen—250,000 phantom units; Mr. J. Cohen—250,000 phantom units; Mr. Herz—250,000 phantom units; Mr. Schumacher—175,000 phantom units, Mr. Slotterback—35,000 phantom units; and Mr. McGrath—175,000.  Mr. McGrath forfeited the award upon his departure.  These awards are to vest one-third on each anniversary of the grant.  The Compensation Committee recognized that such continuity grants were critical to retention of executive and other employees even in a “soft” energy market.

Targa Transaction Incentives and Related Compensation

In addition, in connection with the Separation, outstanding Atlas Energy and APL equity awards held by our employees generally, including our Named Executive Officers, were treated as follows:

•

Each option to purchase Atlas Energy common units was converted into an adjusted Atlas Energy option and an option for our common units. The exercise price and number of units subject to each option was adjusted in order to preserve the aggregate intrinsic value of the original Atlas Energy option as measured immediately before and immediately after the Separation, subject to rounding.

•

Holders of Atlas Energy phantom unit awards, including Atlas Energy non-employee directors, retained those awards and also received a phantom unit award covering a number of our common units that reflects the distribution to Atlas Energy unitholders, determined by applying the distribution ratio to Atlas Energy phantom unit awards as though they were actual Atlas Energy common units.

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

Messrs. E. Cohen, J. Cohen, Herz and Jones received termination payments in connection with their then employment agreements which were terminated as a result of the merger.

Compensation of Named Executive Officers

THE SUMMARY COMPENSATION TABLE BELOW INCLUDES PAYMENTS MADE IN CONNECTION WITH THE $7.7 BILLION TARGA TRANSACTION.  THE FOOTNOTES TO THE SUMMARY COMPENSATION TABLE DELINEATE WHICH AMOUNTS ARE ATTRIBUTABLE TO THE TARGA TRANSACTION.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Unit awards ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)	All other compensation ($)(10)		Total ($)
Edward E. Cohen	2015	475,000	—	1,607,500		300,000	72,453,196	(3)	74,835,696
Chief Executive Officer	2014	1,000,000	—	17,812,798	—	2,000,000	4,178,447		24,991,245
	2013	1,000,000	—	3,775,488	—	1,200,000	1,611,182		7,586,670

Jeffrey M. Slotterback	2015	205,384	—	225,050	—	300,000	735,912	(4)	1,466,347
Chief Financial Officer

Sean P. McGrath	2015	262,019	—	1,125,250	—	—	4,571,553	(5)	5,958,822
Chief Financial Officer	2014	400,000	—	3,411,694	—	600,000	236,718		4,648,412
	2013	350,000	—	499,973	—	600,000	159,851		1,609,824

Jonathan Z. Cohen	2015	417,308	—	1,607,500	—	250,000	63,058,149	(6)	65,332,956
Executive Chairman of	2014	700,000	—	17,312,821	—	2,000,000	3,766,497		23,779,318
the Board	2013	700,000	—	3,575,468	—	1,200,000	1,481,840		6,957,308

Daniel C. Herz	2015	325,000	—	1,607,500	—	1,000,000	14,975,844	(7)	17,908,343
President	2014	392,308	750,000	5,844,469	—	—	1,042,524		8,029,301
	2013	341,923	750,000	1,487,723	—	—	469,533		3,049,179

Mark D. Schumacher	2015	375,000	—	1,125,250	—	500,000	1,680,655	(8)	3,680,905
Senior Vice President

Matthew A. Jones	2015	132,981	—		—	—	14,884,855	(9)	15,017,836
President –ARP	2014	400,000	—	4,945,806	—	750,000	593,093		6,688,899
	2013	400,000	—	1,099,995	—	750,000	480,892		2,730,887

(1)

For fiscal year 2015, the amounts reflect the grant date fair value of the phantom units under the Atlas Energy Group Plan. The grant date fair value was determined in accordance with FASB ASC Topic 718 and is based on the market value on the grant date of Atlas Energy Group units (June 2015).  See “Compensation Discussion & Analysis—Determination of 2015 Compensation Amounts—Long-Term Incentives.”  For fiscal year 2014, the amounts reflect the grant date fair value of the phantom units under the Atlas Energy Plans and the APL Plans. The grant date fair value was determined in accordance with FASB ASC Topic 718 and is based on the market value on the grant date of Atlas Energy units (February 2014 and June 2014) and APL units (February 2014 and June 2014 for Messrs. E. Cohen, J. Cohen, and Herz).  For fiscal year 2013, unit awards include bonus payments attributable to 2013 performance and continuity grants.  ATLS and APL grants in fiscal year 2013 were awarded as part of the bonus process. For fiscal year 2013, the amounts reflect the grant date fair value of the phantom units under the Atlas Energy Plans and the APL Plans.

(2)	The amounts in this column reflect the grant date fair value of options awarded under the ARP Plan calculated in accordance with FASB ASC Topic 718.
(3)

Comprised of (i) payments on DERs of $317,237 with respect to the phantom units awarded under the Atlas Energy Plans, (ii) payments on DERs of $29,490 with respect to the phantom units awarded under the ARP Plan, (iii) payments on DERs of $100,800 with respect to the phantom units awarded under the APL Plans, (iv) a matching contribution of $524,423 under the Atlas Energy Deferred Compensation Plan, (v) tax, title and insurance premiums for Mr. E. Cohen’s automobile.  The “All Other Compensation” amount also includes payments related to the Targa transaction as follows: (i) cash-out of Atlas Energy and APL equity awards of 38,463,425, (ii) cash severance of $32,538,286, and (iii) pro-rated cash annual incentive of $476,712.

(4)

Comprised of (i) payments on DERs of $8,168 with respect to the phantom units awarded under the Atlas Energy Plans and (ii) payments on DERs of $3,148 with respect to the phantom units awarded under the ARP Plan.  The “All Other Compensation” amount also includes a cash-out of Atlas Energy equity awards of $629,597 related to the Targa transaction.

(5)

Comprised of (i) payments on DERs of $54,876 with respect to the phantom units awarded under the Atlas Energy Plans, (ii) payments on DERs of $23,368 with respect to the phantom units awarded under the ARP Plan.   The “All Other Compensation” amount also includes a cash-out of Atlas Energy equity awards of $4,120,809 related to the Targa transaction.

(6)

Comprised of (i) payments on DERs of $289,181 with respect to the phantom units awarded under the Atlas Energy Plans, (ii) payments on DERs of $29,490 with respect to the phantom units awarded under the ARP Plan, (iii) payments on DERs of $100,800 with respect to the phantom units awarded under the APL Plans, (iv) a matching contribution of $ 375,577 under the Atlas Energy Deferred Compensation Plan, and (v) 284,707 paid under the agreement relating to Lightfoot.  The “All Other Compensation” amount also includes payments related to the Targa transaction as follows:  (i) cash-out of Atlas Energy and APL equity awards of 30,613,393, (iii) cash severance of $ 30,888,289, and (iii) pro-rated cash annual incentive of $476,712.

(7)

Comprised of (i) payments on DERs of $122,713 with respect to the phantom units awarded under the Atlas Energy Plans, (ii) payments on DERs of $13,762 with respect to the phantom units awarded under the ARP Plan, (iii) payments on DERs of $ 36,640 with respect to the phantom units awarded under the APL Plans, and (iv) an automobile allowance.  The “All Other Compensation” amount also includes payments related to the Targa transaction as follows:  (i) cash-out of Atlas Energy and APL equity awards of 11,926,461, (ii) cash severance of $2,866,667, and (iii) pro-rated cash annual incentive of $182,740.

(8)

Comprised of (i) payments on DERs of $24,858 with respect to the phantom units awarded under the Atlas Energy Plans, (ii) payments on DERs of $96,255 with respect to the phantom units awarded under the ARP Plan; and (iii) an automobile allowance.  The “All Other Compensation” amount also includes a cash-out of Atlas Energy equity awards of $1,549,943 related to the Targa transaction.

(9)

Comprised of (i) payments on DERs of $126,549 with respect to the phantom units awarded under the Atlas Energy Plans; (ii) payments on DERs of $19,660 with respect to the phantom units awarded under the ARP Plan, and (iii) an automobile allowance. The “All Other Compensation” amount also includes payments related to the Targa transaction as follows:  (i) a cash-out of Atlas Energy equity awards of 11,835,208, (ii) cash severance of $2,900,000, and (iii) pro-rated cash annual incentive of $119,178.

(10)

These sums do not include amounts paid by Targa to extinguish equity holdings by employees of Atlas Energy. These sums were as follows:  Mr. E. Cohen—$16,531,532, Mr. J. Cohen—$15,060,042, Mr. Herz—$6,349,284, Mr. Slotterback—$ 414,905, Mr. Schumacher—$ 1,282,541, Mr. McGrath—2,903,251; and Mr. Jones—$ 6,682,909.

Messrs. E. Cohen, McGrath, J. Cohen, Herz and Jones were Named Executive Officers of Atlas Energy prior to the Separation; therefore, the information provided for fiscal years 2014 and 2013, as well as for the first two months of 2015 reflects compensation earned at Atlas Energy.  Although Messrs. McGrath and Jones each resigned during 2015, information concerning their compensation is included in the above table since Mr. McGrath served as Chief Financial Officer during part of 2015 and Mr. Jones was one of the most highly compensated employees during that year.  Prior to the Separation, the compensation decisions regarding the Named Executive Officers were made by the Atlas Energy Compensation Committee based upon Atlas Energy’s performance and executive compensation decisions following the Separation were made by our Compensation Committee. All references in the above and subsequent tables to options or phantom units relate to awards granted by us, APL or ARP. Compensation for the first two months of fiscal 2015 reflects compensation from Atlas Energy prior to the Separation.

2015 GRANTS OF PLAN-BASED AWARDS

	Estimated possible payments under non-equity incentive plan awards(1)			Grant date	All other stock awards: Number of units		All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Unit)	Grant date fair value of unit and option awards ($)(3)
Name	Threshold ($)	Target ($)	Maximum ($)
Edward E. Cohen	N/A	N/A	3,100,000	6/8/15	250,000	(2)	—	—	1,607,500
Jeffrey M. Slotterback	N/A	N/A	700,000	6/8/15	35,000	(2)	—	—	225,050
Jonathan Z. Cohen	N/A	N/A	3,100,000	6/8/15	250,000	(2)	—	—	1,607,500
Daniel C. Herz	N/A	N/A	1,600,000	6/8/15	250,000	(2)	—	—	1,607,500
Mark D. Schumacher	N/A	N/A	1,200,000	6/8/15	175,000	(2)	—	—	1,125,250
Sean P. McGrath	N/A	N/A	N/A	6/8/15	175,000	(2)	—	—	1,125,250
Matthew A. Jones	N/A	N/A	N/A	—	—		—	—	—

(1)

Represents performance-based bonuses under our Senior Executive Plan that may be paid in cash and/or equity. As discussed under “Compensation Discussion and Analysis—Elements of our Compensation Program—Annual Incentives” and “—Performance-Based Bonuses,” our Compensation Committee set performance measurements related to cost control, private channel fund raise, production, and environment, health and safety, and established maximum awards, but not minimum or target amounts, for each eligible NEO.  The Compensation Committee did not award any equity awards under the Senior Executive Plan.

(2)	Represents phantom units granted under our 2015 Long-Term Incentive Plan.
(3)	The grant date fair value was calculated in accordance with FASB ASC Topic 718.

Employment Agreements and Potential Payments Upon Termination or Change of Control

We have employment agreements with certain of our NEOs that provide for severance compensation to be paid if such NEOs’ employment is terminated under certain conditions.

Terms Used

“Good reason” is defined in Mr. E. Cohen’s and Mr. J. Cohen’s employment agreements as:

•	a material reduction in base salary;
•	a demotion from his position;
•	a material reduction in duties, it being deemed such a material reduction if we cease to be a public company unless we become a subsidiary of a public company and,
•	in the case of Mr. E. Cohen, he becomes the chief executive officer of the public parent immediately following the applicable transaction;
•	in the case of Mr. J. Cohen, he becomes the executive chairman of the board of directors of the public parent immediately following the applicable transaction;
•	failure to be elected to our board; or
•	any material breach of the agreement by us.

“Good reason” is defined in Messrs. Herz’s and Schumacher’s employment agreements as:

•	a material reduction in base salary;
•	a demotion from his position and,
•	in the case of Mr. Herz, it being deemed such a demotion if we or a successor entity ceases to be a public company;
•	a material reduction in duties and
•	in the case of Mr. Herz, it being deemed such a material reduction if the executive is not an officer of any successor entity with the same or greater responsibilities as his current position;
•	a requirement of the executive to relocate to a location more than 35 miles from the executive’s previous location;
•	any material breach of the agreement.

“Cause” is defined in Mr. E. Cohen’s and Mr. J. Cohen’s employment agreements as:

•	the executive is convicted of a felony, or any crime involving fraud or embezzlement;
•

the executive intentionally and continually fails to perform his reasonably assigned duties (other than as a result of incapacity due to physical or mental illness), which failure was materially and demonstrably detrimental to us and continues for 30 days after written notice signed by a majority of our independent directors is delivered to the executive; or

•	the executive is determined, through arbitration, to have materially breached the restrictive covenants in the agreement.

“Cause” is defined in Messrs. Herz’s and Schumacher’s employment agreements as:

•	the executive commits any demonstrable and material act of fraud;
•	illegal or gross misconduct that is willful and resulted in damage to our business or reputation;
•	the executive is convicted of a felony or any crime involving fraud or embezzlement;
•	failure to substantially perform his duties (other than as a result of physical or mental illness or injury) after written demand and a reasonable opportunity to cure; or
•	failure to follow reasonable written instructions which are consistent with his duties and not in violation of any applicable law.

Edward E. Cohen

Effective September 4, 2015, we and Atlas Resource Partners, L.P. entered into an employment agreement with Mr. Cohen to secure his service as our Chief Executive Officer. The agreement has a term of three years, which automatically renews daily unless terminated before the expiration of the term pursuant to the termination provisions of the agreement.

The agreement provides for an annual base salary of $350,000, which can be increased at the discretion of our board’s compensation committee pursuant to its normal performance review policies for senior level executives, but cannot be decreased. Mr. Cohen is entitled to receive cash and non-cash bonus compensation in such amounts as our board or its compensation committee may approve or under the terms of any incentive plan that we maintain for our senior level executives.  Mr. Cohen is entitled to participate in any short-term and long-term incentive programs provided by us for our senior level executives generally, at levels commensurate with the benefits provided to other senior executives and with adjustments appropriate for Mr. Cohen’s position. Mr. Cohen is also entitled to participate in all employee welfare benefit plans and programs or executive perquisites made available to our senior level executives as a group or to our employees generally, as well as the reimbursement of reasonable expenses related to Mr. Cohen’s employment. We are required to maintain a term life insurance policy on Mr. Cohen’s life that provides a death benefit of $3 million to one or more beneficiaries designated by Mr. Cohen, which such policy, at his request, can be assumed by Mr. Cohen upon a termination of employment, if and as allowed by the applicable insurance company.

The agreement provides the following benefits in the event of a termination of employment:

•

Upon termination of employment due to death, all equity awards held by Mr. Cohen will accelerate and vest in full upon the later of the termination of employment or six months after the date of grant of the awards (“Acceleration of Equity Vesting”), and Mr. Cohen’s estate is entitled to receive, in addition to payment of all accrued and unpaid amounts of base salary, cash incentive compensation earned for any year prior to the year in which the termination occurs, vacation and business expenses (“Accrued Obligations”), and a prorated annual bonus for the year of termination, which shall be no less than the amount of the cash incentive compensation awarded in respect of the prior fiscal year, if any, prorated for the number of days in the current year prior to such termination (the “Pro Rata Bonus”).

•

We may terminate Mr. Cohen’s employment if he were unable to perform the material duties of his employment for 180 days in any 12-month period because of physical or mental injury or illness which constitutes a disability for purposes of Section 409A of the Internal Revenue Code of 1986, as amended, but we are required to pay his base salary until we act to terminate his employment. Upon termination of employment due to disability, Mr. Cohen would receive the Accrued Obligations, all amounts payable under our long-term disability plans, if any, three years’ continuation of group term life and health insurance benefits for himself and, where applicable, his spouse and dependents (or, alternatively, we can elect to pay Mr. Cohen cash in lieu of such coverage in an amount equal to three years’ healthcare coverage at COBRA rates and the premiums we would have paid during the three-year period for such life insurance) (such coverage, the “Continued Benefits”), Acceleration of Equity Vesting and the Pro Rata Bonus.

•

Upon termination of employment by us without cause or by Mr. Cohen for good reason, Mr. Cohen is entitled to either (i) if he does not execute and does not revoke a release of claims against us and related parties, payment of the Accrued Obligations, or (ii) in addition to payment of the Accrued Obligations, if he executes and does not revoke a release of claims against us and related parties, (A) a lump sum cash payment in an amount equal to three times his average compensation (which is defined generally as the sum of (1) his annualized base salary in effect immediately before the termination of employment plus (2) the average of the bonuses earned for the three years preceding the year in which the termination occurs), (B) Continued Benefits for three years, (C) the Pro Rata Bonus, and (D) Acceleration of Equity Vesting.

•	Upon a termination of employment by us for cause or by Mr. Cohen without good reason, he is entitled to receive payment of the Accrued Obligations and any accrued benefits.

In connection with a change of control, any “excess parachute payments” (within the meaning of Section 280G of the Internal Revenue Code) otherwise payable to Mr. Cohen would, if agreed to by Mr. Cohen, be reduced if and to the extent he would be in a better after-tax position as a result of such reduction.

The following table provides an estimate of the value of the benefits to Mr. Cohen if a termination event had occurred as of December 31, 2015.

Reason for termination	Lump sum severance payment		Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$6,476,712	(3)	$—	$237,500
Disability	3,476,712		56,785	237,500
Termination by us without cause or by Mr. Cohen for good reason	16,906,848	(4)	56,785	237,500

(1)	Dental and medical benefits were calculated using 2015 COBRA rates.
(2)

Represents the value of unvested unit awards disclosed in the “2015 Outstanding Equity Awards at Fiscal Year-End” table. Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2015.

(3)	Represents pro rata variable incentive pay and life insurance policy proceeds.
(4)

Represents pro rata incentive compensation from Atlas Energy in respect of fiscal year 2014 plus three times (a) Mr. Cohen’s base salary plus (b) incentive compensation from Atlas Energy in respect of fiscal year 2014.

Jonathan Z. Cohen

Effective September 4, 2015, we and Atlas Resource Partners, L.P. entered into an employment agreement with Mr. Cohen to secure his service as Executive Chairman of our Board of Directors. The agreement has a term of three years, which automatically renews daily unless terminated before the expiration of the term pursuant to the termination provisions of the agreement.

The agreement provides for an annual base salary of $350,000, which can be increased at the discretion of our board’s compensation committee pursuant to its normal performance review policies for senior level executives, but cannot be decreased. Mr. Cohen is entitled to receive cash and non-cash bonus compensation in such amounts as our board or its compensation committee may approve or under the terms of any incentive plan that we maintain for our senior level executives.  Mr. Cohen is entitled to participate in any short-term and long-term incentive programs provided by us for our senior level executives generally, at levels commensurate with the benefits provided to other senior executives and with adjustments appropriate for Mr. Cohen’s position. Mr. Cohen is also entitled to participate in all employee welfare benefit plans and programs or executive perquisites made available to our senior level executives as a group or to our employees generally, as well as the reimbursement of reasonable expenses related to Mr. Cohen’s employment. We are required to maintain a term life insurance policy on Mr. Cohen’s life that provides a death benefit of $3 million to one or more beneficiaries designated by Mr. Cohen, which such policy, at his request, can be assumed by Mr. Cohen upon a termination of employment, if and as allowed by the applicable insurance company.

The agreement provides the same benefits in the event of a termination of employment as described above in Mr. E. Cohen’s employment agreement summary.

In connection with a change of control, any “excess parachute payments” (within the meaning of Section 280G of the Internal Revenue Code) otherwise payable to Mr. Cohen would, if agreed to by Mr. Cohen, be reduced if and to the extent he would be in a better after-tax position as a result of such reduction.

The following table provides an estimate of the value of the benefits to Mr. Cohen if a termination event had occurred as of December 31, 2015.

Reason for termination	Lump sum severance payment		Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$6,476,712	(3)	$—	$237,500
Disability	3,472,712		83,280	237,500
Termination by us without cause or by Mr. Cohen for good reason	16,006,848	(4)	83,280	237,500

(1)	Dental and medical benefits were calculated using 2015 COBRA rates.
(2)

Represents the value of unvested unit awards disclosed in the “2015 Outstanding Equity Awards at Fiscal Year-End” table. Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2015.

(3)	Represents pro rata variable incentive pay and life insurance policy proceeds.
(4)

Represents pro rata incentive compensation from Atlas Energy in respect of fiscal year 2014 plus three times (a) Mr. Cohen’s base salary plus (b) incentive compensation from Atlas Energy in respect of fiscal year 2014.

Daniel C. Herz

Effective September 4, 2015, we and Atlas Resource Partners, L.P. entered into an employment agreement with Mr. Herz to secure his service as our President and as the Chief Executive Officer of ARP. The agreement has an initial term of two years, however, beginning on the first anniversary of the agreement, the term will automatically renew daily so that on any day the agreement shall have a then-remaining term of not less than one year, provided that such automatic extension shall cease upon our written notice of our election to terminate the agreement at the end of the one-year period then in effect.

The agreement provides for an annual base salary of $350,000, which can be increased by our board in its discretion, but cannot be decreased after any such increase. Mr. Herz is entitled to receive a bonus determined in accordance with procedures established by our board or its compensation committee.  Mr. Herz is eligible to receive grants of equity-based compensation as determined by our board or its compensation committee, and is entitled to participate in all applicable incentive, savings, retirement programs and health and welfare plans to the same extent as our other senior officers, directors or executives, and to receive reimbursement of work-related administrative and travel expenses.

The agreement provides the following benefits in the event of a termination of employment:

•

Upon a termination by us for cause or by Mr. Herz without good reason, he is entitled to receive payment of accrued but unpaid base salary and (to the extent required to be paid under company policy) amounts of accrued but unpaid vacation, in each case through the date of termination.

•

Upon a termination of employment due to death or disability (defined as Mr. Herz being physically or mentally disabled for more than 180 days in the aggregate or 90 consecutive days during any 365-day period and the board’s determination, in good faith based upon medical evidence, that he is unable to perform his duties and services), all equity awards held by Mr. Herz would accelerate and vest in full upon such termination, and in the case of options to purchase equity, such options will become immediately exercisable and remain in effect and exercisable through their respective terms (“Acceleration of Equity Vesting”), and Mr. Herz or his estate is entitled to receive (i) any portion of his base salary that has been earned but unpaid through the date of termination and (to the extent required to be paid under company policy) amounts of accrued but unpaid vacation through the date of termination, (ii) any accrued but unpaid cash incentive compensation earned for any year prior to the year in which the termination occurs, and (iii) an amount representing the cash incentive compensation opportunity awarded to Mr. Herz for the year in which the termination occurs, equal to the cash incentive compensation earned by Mr. Herz for the prior fiscal year multiplied by a fraction, the numerator of which was the number of days in the fiscal year in which the termination occurs through the date of termination, and the denominator of which was the total number of days in such fiscal year (the “Pro-Rata Bonus”) ((i), (ii) and (iii) are collectively referred to as the “Accrued Obligations”). In addition, Mr. Herz (in the case of disability) and his dependents are entitled to company-paid health insurance for the one-year period after termination.

•

Upon a termination of employment by us without cause (which includes non-renewal of the agreement) or by the executive for good reason, Mr. Herz is entitled to either: (i) if Mr. Herz did not timely execute (or revoked) a release of claims against us, payment of the Accrued Obligations and any other benefits accrued and due under any of our applicable benefit plans and programs; or (ii) in addition to (i) above, if Mr. Herz timely executes and does not revoke a release of claims against us: (A) severance compensation in an amount equal to two times his annual compensation (which is defined generally as the sum of (1) his annualized base salary in effect immediately before the termination of employment plus (2) the average of the bonuses earned for the three years preceding the year in which the termination occurs); (B) at our request, two years of COBRA coverage, the premium of which shall be paid by Mr. Herz and reimbursed by us, such reimbursement amount reduced by the amount that Mr. Herz would be required to contribute for health and dental coverage if he continued as an active employee (or, where such coverage would have a negative tax effect to our healthcare plan or Mr. Herz, we can elect to pay Mr. Herz cash in lieu of such coverage at COBRA rates); and Acceleration of Equity Vesting.

In connection with a change of control, any “excess parachute payments” (within the meaning of Section 280G of the Internal Revenue Code) otherwise payable to Mr. Herz would be reduced if and to the extent he would be in a better after-tax position as a result of such reduction.

The following table provides an estimate of the value of the benefits to Mr. Herz if a termination event had occurred as of December 31, 2015.

Reason for termination	Lump sum severance payment		Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$1,332,740		24,443	237,500
Disability	1,332,740		24,443	237,500
Termination by us without cause or by Mr. Herz for good reason	3,365,480	(3)	48,885	237,500

(1)	Dental and medical benefits were calculated using 2015 COBRA rates.
(2)

Represents the value of unvested unit awards disclosed in the “2015 Outstanding Equity Awards at Fiscal Year-End” table. Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2015.

(3)	Represents two times (a) Mr. Herz’s base salary plus (b) incentive compensation from Atlas Energy in respect of fiscal year 2014.

Mark D. Schumacher

Effective September 4, 2015, we and Atlas Resource Partners, L.P. entered into an employment agreement with Mr. Schumacher to secure his service as our Senior Vice President and as the President of ARP. The agreement has an initial term of two years, however, beginning on the first anniversary of the agreement, the term will automatically renew daily so that on any day the agreement shall have a then-remaining term of not less than one year, provided that such automatic extension shall cease upon our written notice of our election to terminate the agreement at the end of the one-year period then in effect.

The agreement provides for an annual base salary of $375,000, which can be increased by us, but cannot be decreased after any such increase. Mr. Schumacher is entitled to receive a bonus determined in accordance with procedures established by our board or its compensation committee.  Mr. Schumacher is eligible to receive grants of equity-based compensation as determined by our board or its compensation committee, and is entitled to participate in all applicable incentive, savings, retirement programs and health and welfare plans to the same extent as our other senior officers, directors or executives, and to receive reimbursement of work-related administrative and travel expenses.

The agreement provides the same benefits in the event of a termination of employment as described above in Mr. Herz’s employment agreement summary.

In connection with a change of control, any “excess parachute payments” (within the meaning of Section 280G of the Internal Revenue Code) otherwise payable to Mr. Schumacher would be reduced if and to the extent he would be in a better after-tax position as a result of such reduction.

The following table provides an estimate of the value of the benefits to Mr. Schumacher if a termination event had occurred as of December 31, 2015:

Reason for termination	Lump sum severance payment		Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$262,500		$18,019	$220,325
Disability	262,500		18,019	220,325
Termination by us without cause or by Mr. Schumacher for good reason	1,275,000	(3)	$36,038	220,325

(1)	Dental and medical benefits were calculated using 2015 COBRA rates.
(2)

Represents the value of unvested unit awards disclosed in the “2015 Outstanding Equity Awards at Fiscal Year-End” table. Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2015.

(3)	Represents two times (a) Mr. Schumacher’s base salary plus (b) incentive compensation from Atlas Energy in respect of fiscal year 2014.

Long-Term Incentive Plans

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

Administration

Grants made under the 2015 LTIP are determined by our board of directors or a committee of the board of appointed by the board of directors to administer the 2015 LTIP. Our board has appointed the Compensation Committee to administer the 2015 LTIP, which we refer to as the “committee.”

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

Unit Reserve; Adjustments

Awards in respect of up to 5.25 million of our common units may be issued under the 2015 LTIP. This amount is subject to adjustment as provided in the 2015 LTIP for events such as distributions (in common units or other securities or property, including cash), unit splits (including reverse splits), recapitalizations, mergers, consolidations, reorganizations, reclassifications, and other extraordinary events affecting our outstanding common units such that an adjustment is necessary in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the 2015 LTIP. Common units issued under the 2015 LTIP may consist of newly issued common units, common units acquired in the open market or from any of our affiliates, or any other person, or any combination of the foregoing. If any award granted under the 2015 LTIP is forfeited or otherwise terminates or is cancelled or paid without the delivery of common units, then the common units covered by the award will (to the extent of the forfeiture, termination, or cancellation, as the case may be) again be available for grants of awards under the 2015 LTIP. Common units surrendered in payment of the exercise price of an option, and withheld or surrendered for payment of taxes, will not be available for re-issuance under the 2015 LTIP.

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
Eligible employees

Change of Control (as defined in the 2015LTIP), and

Termination of employment without “cause” as defined in the 2015 LTIP or upon any other type of termination specified in the applicable award agreement(s), following a change of control

Unvested awards immediately vest in full and in the case of options, become exercisable for the one-year period following the date of termination  (but not later than the end of the original term of the option)

Independent directors	Change of Control (as defined in the 2015 LTIP)	Unvested awards immediately vest in full

No Assignment

Except as otherwise determined by the committee, no award granted under the 2015 LTIP is assignable or transferable except by will or the laws of descent and distribution. When a participant dies, the personal representative or other person entitled to succeed to the rights of the participant may exercise the participant’s rights under his or her awards.

Withholding

All awards granted under the 2015 LTIP are subject to applicable federal (including FICA), state, and local tax withholding requirements. If we so permit, common units may be withheld to satisfy tax withholding obligations with respect to awards paid in common units, at the time such awards become subject to employment taxes and tax withholding, as applicable, up to an amount that does not exceed the minimum required withholding for federal (including FICA), state, and local tax liabilities. We may require forfeiture of any award for which the participant does not timely pay the applicable withholding taxes.

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

ARP Plan

The ARP 2012 Long-Term Incentive Plan (the “ARP Plan”) provides equity incentive awards to our officers, employees and board members and employees of our affiliates, consultants and joint venture partners who perform services for ARP. The ARP Plan was historically administered by the Atlas Energy Compensation Committee, and is now administered by our Compensation Committee, which may grant awards of either phantom units, unit options or restricted units for an aggregate of 2,900,000 common limited partner units.

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

Purpose

The Senior Executive Plan provides a means for awarding annual variable pay, a component of our compensation program, to our senior executive employees and senior executive employees of our subsidiaries based on the achievement of performance goals over a designated performance period. The performance period is our fiscal year or any other period of up to 12 months. The objectives of the Senior Executive Plan are:

•	to enhance our ability to attract, reward and retain senior executive employees;
•	to strengthen employee commitment to our success; and
•	to align employee interests with those of our unitholders by providing compensation that varies based on our success.

Administration

The Senior Executive Plan is administered and interpreted by our Compensation Committee. The committee has the authority to establish rules and regulations relating to the Senior Executive Plan, to interpret the Senior Executive Plan and those rules and regulations, to select participants, to determine each participant’s maximum award and award amount, to approve all awards, to decide the facts in any case arising under the Senior Executive Plan, to make all other determinations, including factual determinations, and to take all other actions necessary or appropriate for the proper administration of the Senior Executive Plan, including the delegation of its authority or power, where appropriate.

Eligibility and Participation

Our senior executive employees are eligible to participate in the Senior Executive Plan. The Compensation Committee selects the senior executive employees who will participate in the Senior Executive Plan for each performance period.

Establishment of Performance Goals

As soon as practicable following the beginning of a performance period, the Compensation Committee determines the performance goals, and each participant’s maximum award for the performance period. The performance goals may provide for differing amounts to be paid based on differing thresholds of performance.

Performance Objectives

The performance goals are based on performance objectives selected by the Compensation Committee for each performance period.  In each period, the committee may consider factors including performance relative to an appropriate group designated by the committee, total market return and distributions paid to unitholders, and factors related to the operation of the business, including growth of reserves, growth in production, processing and intake of natural gas, health and safety performance, environmental compliance, and risk management. The aforementioned performance criteria may be considered either individually or in any combination, applied to us as a whole, to a subsidiary, to a business unit of us or any subsidiary, to an affiliate or any subsidiary, or to any individual, measured either annually or cumulatively over a period of time. To the extent applicable, the Compensation Committee, in determining whether and to what extent a performance goal has been achieved, will use the information set forth in our audited financial statements and other objectively determinable information. The performance goals established by the committee may be (but need not be) different each performance period, and different performance goals may be applicable to different participants.

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

2015 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards						Unit awards
Name	Exercisable		Unexercisable		Option exercise price ($)	Option expiration date	Number of units that have not vested(#)		Market value of units that have not vested($)
Edward E. Cohen	350,000	(1)	—		24.67	5/15/2022	—		—
	—		—		N/A	N/A	250,000	(2)	237,500
Jeffrey M. Slotterback	7,500	(1)	2,500	(3)	24.67	5/15/2022	1,500	(4)	1,545
	—		—		N/A	N/A	35,000	(5)	33,250
Jonathan Z. Cohen	350,000	(1)	—		24.67	5/15/2022	—		—
	—		—		N/A	N/A	250,000	(2)	237,500
Daniel C. Herz	100,000	(1)	—		20.75	5/15/2022	—		—
	—		—		N/A	N/A	250,000	(2)	237,500
Mark D. Schumacher	—		—		N/A	N/A	17,500	(6)	18,025
	—		—		N/A	N/A	12,500	(7)	12,875
	—		—		N/A	N/A	22,500	(8)	23,175
	—		—		N/A	N/A	175,000	(9)	166,250
Sean P. McGrath	—		—		N/A	N/A	—		—
Matthew A. Jones	225,000	(1)	—		24.67	5/15/2022	—		—

(1)	Represents options to purchase ARP units.
(2)	Represents our phantom units, which vest as follows: 6/8/2016—82,500, 6/8/2017—82,500 and 6/8/2018—85,000.
(3)	Represents options to purchase ARP units, which vest as follows: 5/15/2016—2,500.
(4)	Represents ARP phantom units, which vest as follows: 5/15/2016—1,500.
(5)	Represents our phantom units, which vest as follows: 6/8/2016—11,550, 6/8/2017—11,550 and 6/8/2018—11,900.
(6)	Represents ARP phantom units, which vest as follows: 7/25/2016—17,500.
(7)	Represents ARP phantom units, which vest as follows: 1/24/2016—6,250 and 1/24/2017—6,250.
(8)	Represents ARP phantom units, which vest as follows: 6/26/2016—7,500, 6/26/2017—7,500 and 6/26/2018—7,500.
(9)	Represents our phantom units, which vest as follows: 6/8/2016—57,750, 6/8/2017—57,750 and 6/8/2018—59,500.

2015 OPTION EXERCISES AND UNITS VESTED TABLE

	Option awards		Unit awards
Name	Number of units acquired on exercise	Value realized on exercise ($)	Number of units acquired on vesting		Value realized on vesting ($)
Edward E. Cohen	—	—	91,500	(1)	1,205,910	(1)
Jeffrey M. Slotterback	—	—	1,500		12,885
Jonathan Z. Cohen	—	—	91,500	(2)	1,205,910	(2)
Daniel C. Herz	—	—	39,950	(3)	484,273	(3)
Mark D. Schumacher	—	—	31,250		170,475
Sean P. McGrath	—	—	12,500		107,375
Matthew A. Jones	—	—	50,000		490,000

(1)	Includes 4,525 Atlas Pipeline Partners, L.P. units with a value of $129,144 that were withheld to cover taxes.
(2)	Includes 6,717 Atlas Pipeline Partners, L.P. units with a value of $191,703 that were withheld to cover taxes.
(3)	Includes 2,295 Atlas Pipeline Partners, L.P. units with a value of $65,499 that were withheld to cover taxes.

2015 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive contributions In the last FY ($)		Registrant contributions in the last FY ($)		Aggregate earnings in the last FY ($)	Aggregate Withdrawals/ Distributions ($)(1)		Aggregate balance at last FYE ($)
Edward E. Cohen	237,500	(2)	237,500	(4)	60,198	1,326,814	(6)	2,309,548
Jonathan Z. Cohen	208,654	(3)	208,654	(5)	42,725	933,893	(6)	3,275,067

(1)	Contributions are invested in a mutual fund and cash balances are invested daily in a money market account.
(2)	This amount is included within the Summary Compensation Table for 2015 reflecting $47,501 in the salary column and $189,999 in the non-equity incentive plan compensation column.
(3)	This amount is included within the Summary Compensation Table for 2015 reflecting $47,501 in the salary column and $161,153 in the non-equity incentive plan compensation column.
(4)	This amount is included within the Summary Compensation Table for 2015 reflecting our $237,500 matching contribution in the all other compensation column.
(5)	This amount is included within the Summary Compensation Table for 2015 reflecting our $208,654 matching contribution in the all other compensation column.
(6)

Messrs. E. and J. Cohen each elected a deferral period of three years after the amount deferred would otherwise have been earned. This amount is included within the Summary Compensation Table for 2015 in the all other compensation column.

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

2015 Director Compensation Table

Name	Fees earned or paid in cash($)	Stock awards($)		All other compensation($)(1)	Total($)
Mark C. Biderman	65,097	229,167	(2)	4,299	298,563
DeAnn Craig	38,222	104,169	(3)	—	142,391
Dennis A. Holtz	52,708	229,167	(2)	4,299	286,174
Walter C. Jones	51,500	104,169	(3)	2,667	158,336
Jeffrey C. Key(4)	9,750	—		2,614	12,364
Jeffrey F. Kupfer	47,917	104,169	(3)	1,517	153,602
Harvey G. Magarick(4)	13,500	—		2,610	16,110
Ellen F. Warren	54,306	229,167	(2)	4,299	287,771
Bruce Wolf(4)	13,500	—		2,610	16,110

(1)	Represents payments on DERs for ATLS phantom units with the exception of Messrs. Key, Magarick and Wolf, which represents payments on DERs for ARP phantom units.
(2)

For Messrs. Biderman and Holtz and Ms. Warren, represents 11,485 phantom units granted under the 2015 LTIP, having a grant date fair value of $9.07. The phantom units vest 25% on the anniversary of the date of grant as follows: 3/2/16—2,871, 3/2/17—2,871, 3/2/18—2,871 and 3/2/19—2,872. It also represents 4,027 phantom units granted under the Atlas Energy, L.P. 2006 Long-Term Incentive Plan, having a grant date fair value of $31.04. The phantom units were scheduled to vest 25% on the anniversary of the date of grant as follows: 2/27/16—1,006, 2/27/17—1,006, 2/27/18—1,006 and 2/27/19—1,009 but were all accelerated in connection with the Targa Merger in February 2015.

(3)

For Dr. Craig and Messrs. Jones and Kupfer, represents 11,485 phantom units granted under the 2015 LTIP, having a grant date fair value of $9.07. The phantom units vest 25% on the anniversary of the date of grant as follows: 3/2/16—2,871, 3/2/17—2,871, 3/2/18—2,871 and 3/2/19—2,872.

(4)	Messrs. Key, Magarick and Wolf served as directors for ARP until February 23, 2015 when they resigned in connection with the Targa Merger in February 2015.

Director Compensation

Our officers or employees who also served as directors did not receive additional compensation for their service as a director. In fiscal 2015, the annual retainer for non-employee directors was comprised of $75,000 in cash and an annual grant of phantom units with DERs under the 2015 LTIP having a fair market value of $125,000. These units will vest ratably over four years beginning on the grant date. The chair of the audit committee received an annual fee of $25,000, the chair of the compensation committee received an annual fee of $10,000, the chairs of the nominating and governance committee and investment committee each received an annual fee of $7,500 and the chair of the environment, health and safety committee received an annual fee of $5,000.  However, since the directors on our board of directors also serve as the board for Atlas Resource Partners, 50% of the fees paid in cash to the non-employee directors are allocated to Atlas Resource Partners.

In January 2016, after approval and recommendation from the nominating and governance committee, our board of directors reduced the annual grant of phantom units to non-employee directors to an amount having a fair market value of $50,000, which will vest 50% in 6 months from the date of grant with the remaining 50% to vest six months later. Additionally, our board of directors limited the annual grant of phantom units to our non-employee directors to 50,000 common units per year.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth (i) the number and percentage of common units owned as of March 24, 2016, (ii)  the number and percentage of Series A convertible preferred units (“Series A Preferred Units”) owned as of March 24, 2016, and (iii) the total number of common units on an “as if” converted basis, assuming a conversion ratio of 3.125 common units for each Series A Preferred Unit, held by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common units, (b) each of our present directors and nominees, (c) each of our executive officers serving during the 2015 fiscal year, and (d) all of our directors, nominees and executive officers as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Common units issuable pursuant to options, warrants or phantom units are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options, warrants or phantom units but are not deemed to be outstanding for purposes of computing the percentage of any other person. The percentage of common units owned on an “as if” converted basis assume that all Series A Preferred Units are converted. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

	Common unit amount and nature of beneficial ownership	Percent of class	Series A preferred unit amount and nature of beneficial ownership	Percent of class	Common units owned on an “as if” converted basis	Percent
Beneficial owner
Directors (1)
Mark C. Biderman	13,857	*	–	–	13,857	*
Edward E. Cohen	737,804(2)	2.8%	449,616(3)(4)	27.6%	2,142,854	6.9%
Jonathan Z. Cohen	691,991(5)	2.7%	449,616(4)(6)	27.6%	2,097,041	6.7%
DeAnn Craig	5,070	*	–	–	5,070	*
Dennis A. Holtz	11,251	*	–	–	11,251	*
Walter C. Jones	3,194	*	–	–	3,194	*
Jeffrey F. Kupfer	6,084	*	–	–	6,084	*
Ellen F. Warren	6,645	*	–	–	6,645	*
Non-director principal officers(1)
Daniel C. Herz	8,419	*	49,045(7)	3.0%	161,685	*
Freddie M. Kotek	151,433(8)	*	49,045(7)	3.0%	304,699	1.0%
Jeffrey M. Slotterback	1,101	*	–	–	1,101	*
Mark D. Schumacher	7,375	*	–	–	7,375	*
Lisa Washington	4,377	*	–	–	4,377	*
Matthew J. Finkbeiner	–	–	–	–	–	–
Matthew A. Jones(9)	41,234(10)	*	24,520(11)	1.5%	117,859	*
Sean P. McGrath(12)	8,536(10)	*	8,169(13)	*	34,064	*
All executive officers, directors and nominees as a group (16 persons)	1,094,572(14)	4.2%	805,203(15)	50.0%	4,214,630(16)	13.5%
Other owners of more than 5% of outstanding common units
Leon G. Cooperman(17)	1,292,062(18)	4.9%	817,501(19)	50.0%	3,846,753	12.4%
Tourbillon Capital Partners LP(20)	1,305,500(21)	5.0%	–	–	1,305,500

* Less than 1%

(1) The business address for each director, director nominee and executive officer is Park Place Corporate Center One, 1000 Commerce Drive, 4th Floor, Pittsburgh, PA 15275-1011.

(2) Includes (i) 13,125 common units held in an individual retirement account of Mr. E. Cohen’s spouse, (ii) 570,163 common units held by a charitable foundation of which Mr. E. Cohen, his spouse and their children are among the trustees; and (iii) 33,636 common units held in trust for the benefit of Mr. E. Cohen’s spouse and/or children. Mr. E. Cohen disclaims beneficial ownership of the above referenced common units. 603,799 of these common units are also included in the common units referred to in footnote 5 below.

(3) Includes 224,808 Series A Preferred Units held by Solomon Investment Partnership, L.P. (the “Partnership”), of which Mr. E. Cohen and his spouse are the sole shareholders, officers and directors of the corporate general partner and are the sole partners of the Partnership.  Also includes 224,808 Series A Preferred Units held by a charitable foundation of which Mr. E. Cohen, his spouse and his children serve as co-trustees and to which Mr. E. Cohen disclaims beneficial ownership.  The units held by the charitable foundation are also referred to in footnote 6 below.

(4)This amount also includes 1,494 Series A Preferred Units that will be issued within 60 days.

(5) Includes (i) 33,636 common units held in a trust of which Mr. J. Cohen is a co-trustee and co-beneficiary and (ii) 570,163 common units held by a charitable foundation of which Mr. J. Cohen, his parents and his sibling are among the trustees. These common units are also included in the common units referred to in footnote 2 above. Mr. J. Cohen disclaims beneficial ownership to the units described in (ii) above.

(6)This amount includes (i) 224,808 Series A Preferred Units held directly and (ii) 224,808Series A Preferred Units held by a charitable foundation of which Mr. J. Cohen, his parents and his sibling serve as co-trustees.  These Series A Preferred Units are also included in the units referred to in footnote 3 above. Mr. J. Cohen disclaims beneficial ownership to the units described in (ii) above.

(7)This amount includes 162 Series A Preferred Units that will be issued within 60 days.

(8)Includes (i) 43,325 common units held by spouse, (ii) 58,239 common units held by his children’s trust, (iii) 965 common units held by his children and (iv) 3,229 common units held by his mother-in-law.

(9)We announced in April 2015 that Mr. Jones retired from his position as Senior Vice President and President, ARP.

(10)Represents the common units held upon retirement.

(11)This amount includes 80 Series A Preferred Units that will be issued within 60 days.

(12)We announced in August 2015 that Mr. McGrath resigned from his position as Chief Financial Officer.

(13) This amount includes 26 Series A Preferred Units that will be issued within 60 days.

(14)This number has been adjusted to exclude 33,636 common units and 570,163 common units which were included in both Mr. E. Cohen’s beneficial ownership amount and Mr. J. Cohen’s beneficial ownership amount.

(15)This number has been adjusted to exclude 224,808 Series A Preferred Units which were included in both Mr. E. Cohen’s beneficial ownership amount and Mr. J. Cohen’s beneficial ownership amount.

(16)This number has been adjusted to exclude 702,505 common units owned on as “as if converted” basis which were included in both Mr. E. Cohen’s beneficial ownership amount and Mr. J. Cohen’s beneficial ownership amount.

(17)The address of Mr. Cooperman is 11431 W. Palmetto Park Road, Boca Raton, FL 33428.

(18) This information is based on a Schedule 13D/A and Form 4, filed on March 15, 2016 and March 16, 2016, respectively.

(19)This amount includes 2,717 Series A Preferred Units that will be issued within 60 days.

(20)The address of the principal business office of Tourbillon Capital Partners LP is 444 Madison Avenue, 26th Floor, New York, NY 10022.

(21)This information is based on a Schedule 13G filed with the SEC on May 7, 2014. The number of common units have been adjusted in accordance with the Separation.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Relationship with Atlas Energy

As a result of the separation and distribution, Atlas Energy became a subsidiary of Targa Resources and no longer has any limited liability company interest in us.

We entered into the agreements described in this section with Atlas Energy in February 2015 to facilitate an orderly transition and govern the relationship between the companies after completion of the distribution and the Atlas Merger.

Separation and Distribution Agreement

In February 2015, Atlas Energy transferred its assets and liabilities other than those related to its “Atlas Pipeline Partners” segment to us and, immediately prior to the Atlas Merger, effected a pro rata distribution to the Atlas Energy unitholders of common units representing a 100% interest in us. The separation and distribution agreement sets forth our agreements with Atlas Energy regarding the principal actions taken in connection with these transactions and other agreements that govern aspects of our relationship with Atlas Energy following the distribution.

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
•

claims or actions by past or present directors and officers of Atlas Energy (other than employees who remained with Atlas Energy) against Atlas Energy or its general partner, other than certain indemnification claims under the Atlas merger agreement;

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

We indemnified Atlas Energy and its affiliates and their directors, officers and employees against liabilities relating to, arising out of or resulting from:

•	the Assumed Liabilities;
•

our failure, or the failure of any other person, to pay, perform or otherwise promptly discharge any of the Assumed Liabilities, in accordance with their respective terms, whether prior to, at or after the distribution;

•	except to the extent relating to a liability retained by Atlas Energy, any guarantee, indemnification or contribution obligation for our benefit by Atlas Energy that survived the distribution;
•	any breach by us of the separation and distribution agreement or any of the ancillary agreements; and
•	any untrue statement or alleged untrue statement or omission or alleged omission of a material fact in the registration statement or in the information statement.

Atlas Energy indemnified us and our subsidiaries, directors, officers and employees against liabilities relating to, arising out of or resulting from:

•	the liabilities retained by Atlas Energy;
•

the failure of Atlas Energy or any other person to pay, perform, or otherwise promptly discharge any of the Retained Liabilities, in accordance with their respective terms whether prior to, at, or after the distribution;

•	except to the extent relating to an Assumed Liability, any guarantee, indemnification or contribution obligation for the benefit of Atlas Energy by us that survived the distribution; and
•	any breach by Atlas Energy of the separation and distribution agreement or any of the ancillary agreements.

The separation and distribution agreement specifies procedures with respect to claims subject to indemnification and related matters.

Employee Matters Agreement

Immediately before the separation and distribution, we entered into an employee matters agreement with Atlas Energy to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.

Unless otherwise specified, Atlas Energy is responsible for liabilities associated with employees who are employed by Atlas Energy following the separation and distribution and former employees whose last employment was with the business retained by Atlas Energy, whom we collectively refer to as the “Atlas Energy allocated employees,” and we are responsible for liabilities associated with employees who we employ following the separation and distribution and former employees whose last employment was with our businesses, whom we collectively refer to as the “our allocated employees.”

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

Employee Benefits

Pursuant to the employee matters agreement, we assumed the benefit plans sponsored or maintained by Atlas Energy, including a 401(k) plan, a nonqualified deferred compensation plan, and health and welfare benefit plans, and maintain these plans for the benefit of our allocated employees following the separation and distribution. In general, we credited each of our allocated employees with his or her service with Atlas Energy prior to the separation and distribution for all purposes under our benefit plans to the same extent such service was recognized by Atlas Energy for similar purposes and so long as such crediting did not result in a duplication of benefits.

Equity Compensation Awards

The employee matters agreement provides for the conversion of the outstanding awards granted under Atlas Energy’s equity compensation plans into adjusted awards relating to common units of Atlas Energy and us, and the subsequent cancellation and settlement of all of our awards issued in connection with the adjustment.

Term Loan Participation and Private Placement

In connection with the Term Loan Facilities, the lenders thereunder syndicated participations in loans underlying the facilities.  Certain of our officers and 5% or more unitholders participated in the loan syndication as well as the Private Placement of our Series A preferred units.  Mr. Edward E. Cohen, our Chief Executive Officer and Director, purchased approximately $4.1 million in loans and $5.5 million of Series A preferred units; Mr. Jonathan Z. Cohen, our Executive Chairman, purchased approximately $4.1 in loans and $5.5 million of Series A preferred units; Mr. Daniel Herz, our President and Mr. Freddie Kotek, a Senior Vice President, each purchased approximately $889,000 in loans and $1.2 million of Series A preferred units; Mr. Matthew A. Jones, our former Senior Vice President, purchased approximately $444,000 in loans and $600,000 of Series A preferred units; Mr. Sean P. McGrath, our former Chief Financial Officer, purchased approximately $111,000 in loans and $200,000 of Series A preferred units; and a charitable foundation of which Messrs. E. Cohen and J. Cohen, are among the trustees, purchased approximately $4.1 million in loans and $5.5 million of Series A preferred units.  Additionally the managing member of Omega Associates, LLC, the general partner of various private investment firms that collectively own more than 5% of our outstanding equity securities, purchased approximately $15.0 million in loans and $20.0 million of Series A preferred units.

Transactions with ARP

ARP does not employ any persons to manage or operate its businesses. Instead, as ARP’s general partner, we provide employees and incur expenses related to managing ARP’s operations. ARP reimburses us for expenses we incur in managing its operations and also reimburses us for compensation and benefits related to our employees who perform services for ARP upon an estimate of the time spent by such persons on activities for ARP. For the year ended December 31, 2015, ARP reimbursed us $5.2 million for expenses, compensation and benefits.

In June 2015, we completed the sale to ARP of our coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma for approximately $31.5 million, net of purchase price adjustments.

In July 2013, in connection with ARP’s acquisition of Raton Basin assets from EP Energy, L.P., Atlas Energy purchased $86.6 million of ARP’s newly created Class C convertible preferred units at a negotiated price per unit of $23.10, which was the face value of the units. The Class C preferred units pay cash distributions in an amount equal to the greater of (i) $0.51 per unit and (ii) the distributions payable on each common unit at each declared quarterly distribution date. The Class C preferred units have no voting rights, except as set forth in the certificate of designation for the Class C preferred units, which provides, among other things, that the affirmative vote of 75% of the Class C Preferred Units is required to repeal the certificate of designation. Holders of the Class C preferred units have the right to convert the Class C preferred units on a one-for-one basis, in whole or in part, into common units at any time before July 31, 2016. Unless previously converted, all Class C preferred units will convert into common units on July 31, 2016. Upon issuance of the Class C preferred units, Atlas Energy received 562,497 warrants to purchase ARP’s common units at an exercise price equal to the face value of the Class C preferred units. The warrants were exercisable beginning October 29, 2013 into an equal number of ARP common units at an exercise price of $23.10 per unit, subject to adjustments provided therein. The warrants will expire on July 31, 2016. Atlas Energy contributed all of the Class C preferred units and warrants to us in the Separation on February 27, 2015.

Upon issuance of the Class C preferred units and warrants on July 31, 2013, Atlas Energy and ARP entered into a registration rights agreement pursuant to which ARP agreed to file a registration statement with the SEC to register the resale of the common units issuable upon conversion of the Class C preferred units and upon exercise of the warrants. ARP filed a registration statement to register for our resale the common units underlying the Class C preferred units on March 17, 2015 and the registration statement was declared effective on March 27, 2015. We received $7.8 million in distributions on the Class C convertible preferred units from ARP for the year ended December 31, 2015.

ARP’s and AGP’s Eagle Ford Acquisition

On November 5, 2014, ARP and AGP completed an acquisition of oil and NGL interests in the Eagle Ford Shale in Atascosa County, Texas from Cinco Resources, Inc. and Cima Resources, LLC, a wholly owned subsidiary of Cinco (together “Cinco”), for $342.0 million, net of purchase price adjustments (the “Eagle Ford Acquisition”). Approximately $183.1 million was paid in cash by ARP and $19.9 million was paid by AGP at closing, and approximately $139.0 million was to be paid in four quarterly installments beginning December 31, 2014. On December 31, 2014, AGP made its first installment payment of $35.0 million. Prior to the March 31, 2015 installment, ARP, AGP, and Cinco amended the purchase and sale agreement to alter the timing and amount of the quarterly payments beginning with the March 31, 2015 payment and ending December 31, 2015, with no change to the overall purchase price. On March 31, 2015, AGP paid $28.3 million in cash and ARP issued $20.0 million of its Class D Preferred Units to satisfy the second installment related to the Eagle Ford Acquisition. On June 30, 2015, AGP paid $16.0 million and ARP paid $0.6 million, in cash, to satisfy the third installment related to the Eagle Ford Acquisition.

On September 21, 2015, ARP and AGP agreed that ARP would fund AGP’s remaining two deferred purchase price installments of $16.2 million and $20.1 million to be paid on September 30, 2015 and December 31, 2015, respectively. In conjunction therewith, AGP assigned to ARP a portion of its non-operating Eagle Ford assets that had an allocated value (as such value was agreed upon by the sellers and the buyers in connection with the Eagle Ford Acquisition) equal to both installments to be paid by ARP. The Eagle Ford Acquisition had an effective date of July 1, 2014.

Additionally, on July 8, 2015, AGP sold to ARP a portion of the wells it acquired in the Eagle Ford acquisition for a purchase price of $1.4 million, which represented its cost for the properties.

All of these transactions were approved by ARP’s and AGP’s respective independent conflicts committees.

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

The following related person transactions were pre-approved under the policy: (i) employment of an executive officer to perform services on our behalf (or on behalf of one of our subsidiaries) if (a) the compensation is required to be reported in our annual report on Form 10-K or (b) the executive officer is not an immediate family member of an executive officer, director, director nominee or person known to be a beneficial owner of 5% or more of our common units and such compensation was approved, or recommended to the board of directors for approval by the Compensation Committee; (ii) compensation paid to directors for serving on the board of directors or any committee thereof or reimbursement of expenses in connection with such services, if the compensation is required to be reported in our annual report on Form 10-K; (iii) transactions where the related person’s interest arises solely as a holder of our common units and all holders of our common units received the same benefit on a pro rata basis (e.g., dividends), or transactions available to all employees generally; (iv) a transaction at another company where the related person is only an employee (and not an executive officer), director or beneficial owner of less than 10% of such company’s shares and the aggregate amount involved does not exceed the greater of $1.0 million or 2% of that company’s total annual revenues; and (v) any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which the related person’s only relationship is an employee (other than an executive officer) or director or similar capacity, if the aggregate amount involved does not exceed the lesser of $200,000 or 2% of the charitable organization’s total annual receipts, expenditures or assets.

Director Independence

Our board of directors has determined that Dr. Craig, Ms. Warren and Messrs. Biderman, Holtz, Jones and Kupfer each satisfy the requirement for independence set out in the rules of the New York Stock Exchange and those set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, and meet the definition of an independent member set forth in our Governance Guidelines. In making these determinations, the board of directors reviewed information from each of these independent board members concerning all their respective relationships with us and analyzed the materiality of those relationships.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2015 and 2014, the accounting fees and services (in thousands) charged by Grant Thornton, LLP, our independent auditors, were as follows:

	Years Ended December 31,
	2015	2014
Audit fees(1)	$1,565	$1,688
Audit-related fees(2)	102	134
Tax fees(3)	154	182
All other fees	—	—
Total accounting fees and services	$1,821	$2,004

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

(2)

Represents the aggregate fees recognized during the years ended December 31, 2015 and 2014 for professional services rendered by Grant Thornton LLP substantially related to certain necessary audit related services in connection with the registration and/or private placement of ARP’s Drilling Partnerships and audits of our benefit plans.

(3)	The fees for tax services rendered related to tax compliance.

Audit Committee Pre-Approval Policies and Procedures

The audit committee, on at least an annual basis, will review audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2015 by the audit committee and in 2014 by the Atlas Energy audit committee.

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

3.1(a)	Certificate of Formation of Atlas Resource Partners GP, LLC(1)

3.1(b)	Amendment to Certificate of Formation of Atlas Resource Partners GP, LLC(2)

3.2(a)	Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC(3)

3.2(b)	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC, dated as of November 3, 2014(2)

3.3(a)	Third Amended and Restated Limited Liability Company Agreement of Atlas Energy Group, LLC, dated as of February 27, 2015(28)

3.3(b)	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Atlas Energy Group, LLC, dated as of February 27, 2015(28)

10.1(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(4)

10.1(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of July 25, 2012(5)

10.1(c)	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of July 31, 2013(6)

10.1(d)	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of October 2, 2014(7)

10.1(e)	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of November 3, 2014(2)

10.1(f)	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of February 27, 2015 (29)

10.1(g)	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of April 14, 2015 (31)

Exhibit Number	Exhibit Description

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

Sixth Amendment to Second Amended and Restated Credit Agreement dated February 23, 2015 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(30)

10.11(g)

Seventh Amendment to Second Amended and Restated Credit Agreement dated as of July 24, 2015 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(42)

10.11(h)

Eighth Amendment to Second Amended and Restated Credit Agreement dated as of November 23, 2015 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(41)

10.12

Secured Hedge Facility Agreement dated as of March 5, 2012 among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(13)

10.13	Atlas Resource Partners, L.P. 2012 Long-Term Incentive Plan(3)

10.14	Warrant to Purchase Atlas Resource Partners, L.P. Common Units(6)

10.15(a)	Indenture dated as of July 30, 2013, by and between Atlas Resource Escrow Corporation and Wells Fargo Bank, National Association(20)

Exhibit Number	Exhibit Description

10.15(b)

Supplemental Indenture dated as of July 31, 2013, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(20)

10.15(c)

Second Supplemental Indenture dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(22)

10.15(d)

Third Supplemental Indenture dated as of July 23, 2015, by and among Atlas Resource Partners, L.P., Atlas Resource Partners Holdings, LLC (f/k/a Atlas Energy Holdings Operating Company, LLC), Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(34)

10.15(e)

Fourth Supplemental Indenture dated as of December 17, 2015, by and among Atlas Resource Partners, L.P., Atlas Resource Partners Holdings, LLC (f/k/a Atlas Energy Holdings Operating Company, LLC), Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association(39)

10.16(a)

Indenture dated as of January 23, 2013 among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association(18)

10.16(b)

Supplemental Indenture dated as of June 2, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the subsidiary guarantors named therein and U.S. Bank, National Association(21)

10.16(c)

Second Supplemental Indenture dated as of July 23, 2015, among Atlas Resource Partners Holdings, LLC (f/k/a Atlas Energy Holdings Operating Company, LLC), Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association(34)

10.16(d)

Third Supplemental Indenture dated as of December 29, 2015, among Atlas Resource Partners Holdings, LLC (f/k/a Atlas Energy Holdings Operating Company, LLC), Atlas Resource Finance Corporation, Atlas Resource Partners, L.P., the subsidiaries named therein and U.S. Bank National Association(40)

10.17

Registration Rights Agreement dated as of June 2, 2014, by and among Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Securities, LLC and Deutsche Bank Securities, Inc.(21)

10.18	Registration Rights Agreement dated as of July 31, 2013 by and among Atlas Energy, L.P. and Atlas Resource Partners(6)

10.19

Amended and Restated Registration Rights Agreement, dated as of July 31, 2013, between Atlas Resource Partners, L.P., Wells Fargo Bank, National Association and the lenders named in the Amended and Restated Credit Agreement dated July 31, 2013 by and among Atlas Energy, L.P. and the lenders named therein(29)

10.20

Registration Rights Agreement dated as of October 14, 2014, by and among Atlas Resource Partners, L.P., Atlas Energy Holdings Operating Company, LLC, Atlas Resource Finance Corporation, the guarantors named therein and Wells Fargo Securities, LLC(23)

10.21

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

10.22(a)

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

10.22(b)

First Amendment to Purchase and Sale Agreement dated October 27, 2014, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. (27)

10.22(c)

Second Amendment to Purchase and Sale Agreement dated March 31, 2015, by and between Cinco Resources, Inc., Cima Resources, LLC, ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Resource Partners, L.P. (32)

Exhibit Number	Exhibit Description

10.23	Registration Rights Agreement dated March 31, 2015, by and between Cinco Resources, Inc. and Atlas Resource Partners, L.P. (32)

10.24(a)

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

10.24(b)

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

10.24(c)

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

10.24(d)

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

10.25	Distribution Agreement dated as of August 29, 2014, between Atlas Resource Partners, L.P. and Deutsche Bank Securities Inc., as representative of the several agents.(25)

10.26	Second Lien Credit Agreement dated as of February 23, 2015, among Atlas Resource Partners, L.P., the lenders party thereto and Wilmington Trust, National Association, as administrative agent. (30)

10.27	Credit Agreement dated as of February 27, 2015 among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto. (28)

10.28	Series A Preferred Unit Purchase Agreement dated February 26, 2015 by and among Atlas Energy Group, LLC and the purchasers signatory thereto. (28)

10.29	Registration Rights Agreement dated February 26, 2015 by and among Atlas Energy Group, LLC and the purchasers signatory thereto. (28)

10.30(a)	Credit Agreement, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent, dated as of August 10, 2015(36)

10.30(b)

Amendment to Credit Agreement dated as of August 24, 2015, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent

10.30(c)

Second Amendment to Credit Agreement dated as of January 30, 2016, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent

10.30(d)

Third Amendment to Credit Agreement dated as of March 30, 2016, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent

10.30(e)

Second Lien Credit Agreement, dated as of March 30, 2016, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent

10.31	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Edward E. Cohen, dated as of September 4, 2015(37)

10.32	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Jonathan Z. Cohen, dated as of September 4, 2015(37)

Exhibit Number	Exhibit Description
10.33	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Daniel C. Herz, dated as of September 4, 2015(37)

10.34	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Mark Schumacher, dated as of September 4, 2015(37)

10.35(a)	Distribution Agreement dated as of August 19, 2015, between Atlas Resource Partners, L.P. and MLV & Co. LLC(38)

10.35(b)	Distribution Agreement dated as of November 13, 2015, between Atlas Resource Partners, L.P., MLV & Co. LLC and FBR Capital Markets & Co.(33)

21.1	Subsidiaries of Atlas Energy Group, LLC

23.1	Consent of Grant Thornton LLP

23.2	Consent of Wright and Company, Inc.

23.3	Consent of Cawley, Gillespie, and Associates, Inc.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(35)

101.SCH	XBRL Schema Document(35)

101.CAL	XBRL Calculation Linkbase Document(35)

101.LAB	XBRL Label Linkbase Document(35)

101.PRE	XBRL Presentation Linkbase Document(35)

101.DEF	XBRL Definition Linkbase Document(35)

99.1	Atlas Growth Partners, L.P. Summary Reserve Report of Wright & Company, Inc. (43)

99.2	Atlas Resource Partners, L.P. Summary Reserve Report of Wright & Company, Inc. (42)

99.3	Rangely Summary Reserve Report of Cawley, Gillespie, and Associates, Inc. (42)

(1)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s Registration Statement on Form 10, as amended (File No. 1-35317).
(2)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 5, 2014.
(3)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(4)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(5)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(6)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 6, 2013.
(7)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s registration statement on Form 8-A filed on October 2, 2014.
(8)	Previously filed as an exhibit to Atlas Energy, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(9)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s annual report on Form 10-K for the year ended December 31, 2013.
(10)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 2, 2014.
(11)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on September 30, 2014.
(12)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 25, 2014.
(13)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(14)	Previously filed as an exhibit to our Registration Statement on Form 10, as amended (File No. 1-36725).
(15)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(16)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 11, 2013.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 31, 2013.
(18)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.

(19)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 22, 2015.
(20)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 2, 2013.
(21)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on June 3, 2014.
(22)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on October 15, 2014.
(24)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 7, 2014.
(25)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 29, 2014.
(26)	[Intentionally Omitted]
(27)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 6, 2014.
(28)	Previously filed as an exhibit to our current report on Form 8-K filed on March 2, 2015.
(29)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2014.
(30)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on February 23, 2015.
(31)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s registration statement on Form 8-A filed on April 14, 2015.
(32)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on April 6, 2015.
(33)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 13, 2015.
(34)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on the Form 10-Q for the quarter ended June 30, 2015.
(35)

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed”.

(36)	Previously filed as an exhibit to Atlas Energy Group, LLC’s current report on Form 8-K filed on August 14, 2015.
(37)	Previously filed as an exhibit to Atlas Energy Group, LLC’s current report on Form 8-K filed on September 4, 2015.
(38)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 19, 2015.
(38)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2015.
(39)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 23, 2015.
(40)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 5, 2016.
(41)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 25, 2015.
(42)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s annual report on Form 10-K filed on March 7, 2016.
(43)	Previously filed as an exhibit to Atlas Growth Partners, L.P.’s Registration Statement on Form S-1, as amended (File No. 333-207537).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY GROUP, LLC

Date: March 30, 2016	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 30, 2016.

/s/ EDWARD E. COHEN	Chief Executive Officer and Director (Principal Executive Officer)
Edward E. Cohen

/s/ JONATHAN Z. COHEN	Executive Chairman of the Board
Jonathan Z. Cohen

/s/ JEFFREY M. SLOTTERBACK	Chief Financial Officer (Principal Financial Officer)
Jeffrey M. Slotterback

/s/ MATTHEW J. FINKBEINER	Chief Accounting Officer (Principal Accounting Officer)
Matthew J. Finkbeiner

/s/ MARK C. BIDERMAN	Director
Mark C. Biderman

/s/ DEANN CRAIG	Director
DeAnn Craig

/s/ DENNIS A. HOLTZ	Director
Dennis A. Holtz

/s/ WALTER C. JONES	Director
Walter C. Jones

/s/ JEFFREY F. KUPFER	Director
Jeffrey F. Kupfer

/s/ ELLEN F. WARREN	Director
Ellen F. Warren