Form 10-Q
period 2016-03-31
Atlas Energy Group, LLC
filed 2016-05-16
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding common units of the registrant on May 12, 2016 was 26,027,992.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$47,994	$31,214
Accounts receivable	59,381	65,920
Current portion of derivative asset	160,059	159,763
Subscriptions receivable	—	19,877
Prepaid expenses and other	16,666	22,997
Total current assets	284,100	299,771
Property, plant and equipment, net	1,295,637	1,316,897
Goodwill and intangible assets, net	14,062	14,095
Long-term derivative asset	195,267	198,371
Other assets, net	54,713	54,112
Total assets	$1,843,779	$1,883,246

LIABILITIES AND UNITHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	48,985	52,550
Liabilities associated with drilling contracts	—	21,483
Current portion of derivative payable to Drilling Partnerships	2,018	2,574
Accrued interest	10,177	25,452
Accrued well drilling and completion costs	4,731	33,555
Accrued liabilities	32,120	42,440
Current portion of long-term debt	976,795	4,250
Total current liabilities	1,074,826	182,304
Long-term debt, net, less current portion	647,604	1,568,064
Asset retirement obligations and other	127,708	124,919

Commitments and contingencies (Note 8)

Unitholders’ equity (deficit):
Common unitholders’ equity (deficit)	(108,159)	(103,148)
Series A preferred equity	40,740	40,875
Accumulated other comprehensive income	3,498	4,284
	(63,921)	(57,989)
Non-controlling interests	57,562	65,948
Total unitholders’ equity (deficit)	(6,359)	7,959
Total liabilities and unitholders’ equity (deficit)	$1,843,779	$1,883,246

See accompanying notes to condensed combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Gas and oil production	$51,593	$106,560
Well construction and completion	2,100	23,655
Gathering and processing	1,495	2,184
Administration and oversight	455	1,259
Well services	4,432	6,624
Gain on mark-to-market derivatives	46,453	105,585
Other, net	325	(68)
Total revenues	106,853	245,799

Costs and expenses:
Gas and oil production	36,656	45,989
Well construction and completion	1,826	20,570
Gathering and processing	2,279	2,417
Well services	2,178	2,198
General and administrative	21,920	41,928
Depreciation, depletion and amortization	34,272	44,456
Total costs and expenses	99,131	157,558

Operating income	7,722	88,241

Gain (loss) on asset sales and disposal	9	(11)
Interest expense	(29,448)	(34,751)
Gain on early extinguishment of debt, net	20,445	—
Net income (loss)	(1,272)	53,479
Preferred unitholders’ dividends	(339)	(333)
Income attributable to non-controlling interests	(5,340)	(58,298)
Net loss attributable to unitholders’/owner’s interests	$(6,951)	$(5,152)
Allocation of net loss attributable to unitholders’/owner’s interests:
Portion applicable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	$—	$(10,475)
Portion applicable to unitholders’ interests (period subsequent to the transfer of assets on February 27, 2015)	(6,951)	5,323
Net loss attributable to unitholders’/owner’s interests	$(6,951)	$(5,152)
Net income (loss) attributable to unitholders per common unit (Note 2):
Basic	$(0.27)	$0.20
Diluted	$(0.27)	$0.18
Weighted average common units outstanding (Note 2):
Basic	26,028	26,011
Diluted	26,028	30,976

See accompanying notes to condensed combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(1,272)	$53,479
Other comprehensive loss:
Derivative instruments designated as cash flow hedges:
Reclassification to mark-to-market gains	(3,515)	(27,343)
Total other comprehensive loss	(3,515)	(27,343)
Comprehensive income (loss)	(4,787)	26,136
Comprehensive loss attributable to non-controlling interests	(2,611)	(38,943)
Comprehensive loss attributable to unitholders’ interest	$(7,398)	$(12,807)

See accompanying notes to condensed combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENT OF UNITHOLDERS’ EQUITY

(in thousands, except unit data)

(Unaudited)

	Series A Preferred Equity		Common Unitholders’ Equity (Deficit)		Accumulated Other	Non-	Total Unitholders’
	Units	Amount	Units	Amount	Comprehensive Income	Controlling Interest	Equity (Deficit)
Balance at December 31, 2015	1,621,427	$40,875	26,010,766	$(103,148)	$4,284	$65,948	$7,959
Issuance of units	8,109	203	—	(203)	—	(1,319)	(1,319)
Distributions to non-controlling interests	—	—	—	—	—	(9,436)	(9,436)
Net issued and unissued units under incentive plan	—	—	17,226	1,962	—	(47)	1,915
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	—	—	(11)	(11)
Distribution payable	—	338	—	—	—	(3)	335
Gain on sale from subsidiary unit issuances	—	—	—	181	—	(181)	—
Dividends paid to preferred equity unitholders	—	(1,015)	—	—	—	—	(1,015)
Other comprehensive loss	—	—	—	—	(786)	(2,729)	(3,515)
Net income (loss)	—	339	—	(6,951)	—	5,340	(1,272)
Balance at March 31, 2016	1,629,536	$40,740	26,027,992	$(108,159)	$3,498	$57,562	$(6,359	)) )

See accompanying notes to condensed combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,272)	$53,479
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	34,272	44,456
Gain on early extinguishment of debts, net	(20,445)	—
Gain on derivatives	(40,428)	(102,382)
Amortization of deferred financing costs and discount and premium on long-term debt	4,365	12,658
Non-cash compensation expense	1,905	3,364
(Gain) loss on asset sales and disposal	(9)	11
Distributions paid to non-controlling interests	(9,447)	(36,199)
Equity (income) loss in unconsolidated companies	(211)	102
Distributions received from unconsolidated companies	471	455
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	67,447	70,071
Accounts payable and accrued liabilities	(69,974)	(95,210)
Net cash used in operating activities	(33,326)	(49,195)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,719)	(52,441)
Net cash paid for acquisitions	—	(32,746)
Other	1,634	(2,041)
Net cash used in investing activities	(17,085)	(87,228)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facilities	—	115,284
Repayments under term loan facilities	(4,250)	(160,055)
Borrowings under ARP’s revolving credit facility	135,000	161,000
Repayments under ARP’s revolving credit facility	(55,000)	(298,000)
Borrowings under ARP’s second lien term loan facility	—	242,500
ARP senior note repurchases	(5,528)	—
Net proceeds from issuance of Series A units	—	40,000
Net proceeds from issuance of ARP and AGP units to the public	(1,319)	23,083
Dividends to preferred unitholders	(1,015)	—
Net investment from (distributions to) Atlas Energy	—	(19,758)
Deferred financing costs, distribution equivalent rights and other	(697)	(12,447)
Net cash provided by financing activities	67,191	91,607
Net change in cash and cash equivalents	16,780	(44,816)
Cash and cash equivalents, beginning of year	31,214	58,358
Cash and cash equivalents, end of period	$47,994	$13,542

See accompanying notes to condensed combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

We are a publicly traded (OTCQX: ATLS) Delaware limited liability company formed in October 2011. Unless the context otherwise requires, references to “Atlas Energy Group, LLC,” “the Company,” “we,” “us,” “our” and “our company,” refer to Atlas Energy Group, LLC, and our combined and consolidated subsidiaries.

On February 27, 2015, our former owner, Atlas Energy, L.P. (“Atlas Energy”), transferred its assets and liabilities, other than those related to its midstream assets, to us, and effected a pro rata distribution of our common units representing a 100% interest in us, to Atlas Energy’s unitholders (the “Separation”). Concurrently with the distribution of our units, Atlas Energy and its remaining midstream interests merged with Targa Resources Corp. (“Targa”; NYSE: TRGP) and ceased trading.

At March 31, 2016, our operations primarily consisted of our ownership interests in the following:

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

•

all of the incentive distribution rights, an 80.0% general partner interest and a 2.1% limited partner interest in Atlas Growth Partners, L.P. (“AGP”), a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in South Texas. On June 30, 2015, AGP concluded a private placement offering, during which it issued $233.0 million of its common limited partner units. Of the $233.0 million of gross funds raised, we purchased $5.0 million common limited partner units. AGP’s registration statement on Form S-1 (Registration Number: 333-207537) was declared effective by the Securities and Exchange Commission on April 5, 2016. AGP is offering in the aggregate up to 100,000,000 Class A common units and Class T common units, each representing limited partner interests in AGP, pursuant to a primary offering on a "best efforts" basis. AGP must receive minimum offering proceeds of $1.0 million to break escrow, and the maximum offering proceeds of the primary offering may not exceed $1.0 billion. The Class A common units will be sold for a cash purchase price of $10.00 and the Class T common units will be sold for a cash purchase price of $9.60, with the remaining $0.40 constituting the Class T common unitholders' deferred payment obligation to AGP. AGP is also offering up to 21,505,376 Class A common units at $9.30 per unit pursuant to a distribution reinvestment plan; and

•

12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and a 15.4% general partner interest in Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”), the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the Board. Lightfoot L.P. focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. We account for our investment in Lightfoot under the equity method of accounting. During both the three months ended March 31, 2016 and 2015, we received net cash distributions of approximately $0.5 million.

At March 31, 2016, we had 26,027,992 common limited partner units issued and outstanding. The common units are a class of limited liability company interests in us. The holders of common units are entitled to participate in company distributions and exercise the rights or privileges available to holders of common units as outlined in the limited liability company agreement.

The accompanying condensed combined consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2015, was derived from audited financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. It is suggested that these interim condensed combined consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our latest Annual Report Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows for the periods disclosed have been made. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation due to the adoption of certain accounting standards (see Note 4). The results of operations for the interim periods presented may not necessarily be indicative of the results of operations for the full year.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

Our condensed combined consolidated financial statements for the three months ended March 31, 2016 and 2015, subsequent to the transfer of assets on February 27, 2015, include our accounts and accounts of our subsidiaries. Our condensed combined consolidated financial statements for the portion of 2015 which is prior to the transfer of assets on February 27, 2015, were derived from the separate records maintained by Atlas Energy and may not necessarily be indicative of the conditions or results of operations that would have existed if we had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all the various entities comprising us, Atlas Energy’s net investment in us is shown as equity in the condensed combined consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed combined consolidated balance sheets and related condensed combined consolidated statements of operations. Such estimates included allocations made from the historical accounting records of Atlas Energy, based on management’s best estimates, in order to derive the financial statements of us. Actual balances and results could be different from those estimates. Transactions between us and other Atlas Energy operations have been identified in the condensed combined consolidated financial statements as transactions between affiliates.

In connection with Atlas Energy’s merger with Targa and the concurrent Separation, we were required to repay $150.0 million of Atlas Energy’s term loan credit facility, which was issued in July 2013 for $240.0 million. In accordance with U.S. GAAP, we included $150.0 million of Atlas Energy’s original term loan at the time of issuance, and the related interest expense, within our historical financial statements. Atlas Energy’s other historical borrowings were allocated to our historical financial statements in the same ratio. We used proceeds from the issuance of our Series A preferred units (see Note 9) and borrowings under our term loan credit facilities to fund the $150.0 million payment.

We determined that ARP and AGP are variable interest entities (“VIE’s”) based on their respective partnership agreements, our power, as the general partner, to direct activities that most significantly impact their economic performance, and our ownership of the incentive distribution rights. Accordingly, we consolidate the financial statements of ARP and AGP into our condensed combined consolidated financial statements. Our VIE’s operating results and assets balances are presented separately in Note 11 – Operating Segment Information. As the general partner for both ARP and AGP, we have unlimited liability for the obligations of ARP and AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interests in ARP and AGP are reflected as (income) loss attributable to non-controlling interests in the condensed combined consolidated statements of operations and as a component of unitholders’ equity on the condensed combined consolidated balance sheets. All material intercompany transactions have been eliminated.

In accordance with established practice in the oil and gas industry, our condensed combined consolidated financial statements include our pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of the Drilling Partnerships in which ARP has an interest. Such interests generally approximate 30%. Our condensed combined consolidated financial statements do not include proportional consolidation of the depletion or impairment expenses of ARP’s Drilling Partnerships. Rather, ARP calculates these items specific to its own economics.

On June 5, 2015, ARP completed the acquisition of our coal-bed methane producing natural gas assets in the Arkoma Basin in eastern Oklahoma for approximately $31.5 million, net of purchase price adjustments (the “Arkoma Acquisition”). ARP funded the purchase price using proceeds from the issuance of 6,500,000 common limited partner units. The Arkoma Acquisition had an effective date of January 1, 2015. ARP accounted for the Arkoma Acquisition as a transaction between entities under common control in its standalone consolidated financial statements.

Use of Estimates

The preparation of our condensed combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our condensed combined consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Our condensed combined consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, depreciation and amortization and fair value of derivative instruments. Such estimates included estimated allocations made from the historical accounting records of Atlas Energy in order to derive the historical financial statements of us. The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Liquidity and Capital Resources

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in ARP, AGP, and Lightfoot. Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures, and distributions to unitholders, which we expect to fund through operating cash flow, and cash distributions received.

We rely on the cash flows from the distributions received on our ownership interests in ARP, AGP, and Lightfoot. The amount of cash that ARP and AGP can distribute to their partners, including us, principally depends upon the amount of cash they each generate from their operations. ARP’s and AGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted ARP’s and AGP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on ARP’s and AGP’s liquidity position and ability to make distributions. Reductions of such distributions to us would adversely affect our ability to fund our cash requirements and obligations and meet our financial covenants under our credit agreements.

On May 5, 2016, the Board of Directors elected to suspend ARP’s common unit and Class C preferred distributions, beginning with the month of March of 2016, due to the continued lower commodity price environment. As a result of ARP’s distribution suspension and uncertainty regarding future covenant compliance, we classified $70.8 million of our outstanding amounts on our first and second lien credit agreements, net of $0.2 million deferred financing costs, as current portion of long-term debt within our condensed combined consolidated balance sheet as of March 31, 2016. To the extent commodity prices remain low or decline further, we, ARP or AGP experience disruptions in the financial markets impacting our/their respective longer-term access to or cost of capital, or ARP experiences any of the other impacts to its liquidity discussed below, our/their respective ability to fund capital expenditures or future growth projects may be further impacted. Based on projected market conditions, continued declines in commodity prices and recent conversations with its administrative agent, ARP expects that its borrowing base will be redetermined to a level below its outstanding borrowings of $672.0 million under the ARP Credit Agreement (as defined below) as of March 31, 2016.  If ARP’s borrowing base is redetermined below its current outstanding borrowings and ARP is unable to repay the deficiency or deposit additional collateral to eliminate such deficiency, or if ARP experiences any other event of default on its debt obligations, or if other debt agreements cross-default, and the lenders accelerate the maturity of any other outstanding debts, we and ARP, as applicable, will not have sufficient liquidity to repay all of the outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern.

We, ARP and AGP continually monitor our/their respective capital markets and their capital structures and may make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. For example, we and ARP could pursue options such as refinancing, restructuring or reorganizing our/its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. There is no certainty that we or ARP will be able to implement any such options, and we and ARP cannot provide any assurances that any refinancing or changes to our or its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for its stakeholders, including cancellation of debt income (“CODI”) which would be directly allocated to its unitholders and reported on such unitholders’ separate returns (see Item 1A – Risk Factors for additional information). It is possible additional adjustments to our, ARP’s or AGP’s strategic plan and outlook may occur based on market conditions and our/their respective needs at that time, which could include selling assets, liquidating all or a portion of ARP’s hedge portfolio, seeking additional partners to develop our/their respective assets, reducing or suspending the payments of distributions to preferred unitholders and/or reducing our/their respective planned capital programs. Strategies involving further reduction or suspension of distributions to unitholders by AGP would adversely affect our ability to fund our cash requirements and obligations.

Atlas Resource Partners - Liquidity and Capital Resources

ARP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under its credit facilities and equity and debt offerings. ARP’s future cash flows are subject to a number of variables, including oil and natural gas prices. The lower commodity prices discussed above have negatively impacted ARP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on ARP’s liquidity position.

On May 10, 2016, ARP entered into a ninth amendment (the “Ninth Amendment”) to its Second Amended and Restated Credit Agreement, dated July 31, 2013 (as amended from time to time, the “ARP Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to, among other things, waive the requirement that ARP’s ratio of current assets to current liabilities (as calculated pursuant to the ARP Credit Agreement) not be less than 1.0 to 1.0 as of March 31, 2016 and waive the requirement that ARP’s ratio of the total First Lien Debt to EBITDA (as calculated pursuant to the ARP Credit Agreement) not be greater than 2.75 to 1.0 as of March 31, 2016, and required ARP to repay $2.5 million of outstanding borrowings. ARP is party to a Second Lien Credit Agreement, dated February 23, 2015, with certain lenders and Wilmington Trust, National Association, as administrative agent (the “ARP Term Loan Facility”), which contains the same financial covenants as those in the ARP Credit Agreement, and were automatically waived as a result of the Ninth Amendment to the Credit Agreement. Based on the terms of the Ninth Amendment to the ARP Credit Agreement and uncertainty regarding future covenant compliance, we classified $672.0 million of ARP’s outstanding amounts under the ARP Credit Agreement and $234.2 million of ARP’s outstanding amounts under the ARP Term Loan Facility, net of $10.0 million deferred financing costs and $5.8 million unamortized discount, as current portion of long-term debt within our condensed consolidated balance sheet as of March 31, 2016.

ARP’s borrowing base, and thus its borrowing capacity, under the ARP Credit Agreement is impacted by the level of its oil and natural gas reserves. Downward revisions of its oil and natural gas reserves volume and value due to low commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, sales of assets or the incurrence of certain types of additional debt, among other items, could cause a reduction of its borrowing base in the future, and these reductions could be significant.  The ARP Credit Agreement is currently in the process of its semi-annual redetermination. Based on projected market conditions, continued declines in commodity prices and recent conversations with its administrative agent, ARP expects that its borrowing base will be redetermined to a level below its outstanding borrowings of $672.0 million under the ARP Credit Agreement as of March 31, 2016. In the case of a borrowing base deficiency, the ARP Credit Agreement requires ARP to repay the deficiency, which it is permitted to do in equal monthly installments over a four-month period, or deposit additional collateral to eliminate such deficiency.  If ARP’s borrowing base is redetermined below its current outstanding borrowings and ARP is unable to repay the deficiency or deposit additional collateral to eliminate such deficiency, there would be substantial doubt regarding ARP’s ability to continue as a going concern.

In addition, if ARP is unable to remain in compliance with the covenants under its credit facilities or the indentures governing its senior notes, absent relief from its lenders or noteholders, as applicable, ARP may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under ARP’s credit facilities or holders or its notes, as applicable, could elect to declare all amounts outstanding immediately due and payable and the lenders could terminate all commitments to extend further credit. A breach of any of the covenants (including if ARP’s borrowing base is redetermined below its current outstanding borrowings and it is unable to repay the deficiency or deposit additional collateral to eliminate such deficiency) in these credit facilities or the indentures governing ARP’s senior notes, respectively, could result in an event of default thereunder as well as a cross-default under ARP’s other debt agreements and, in either case, our credit agreement.  If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, ARP will not have sufficient liquidity to repay all of its outstanding indebtedness, and as a result, there would be substantial doubt regarding ARP’s ability to continue as a going concern.

As discussed above, ARP continually monitors the capital markets and its capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency. Although ARP has a significant hedge position for the remainder of 2016 through 2018, the forecasted long-term downturn in commodity prices has had a detrimental impact on ARP’s financial position. For example, ARP could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. ARP is evaluating various options with the lenders under the ARP Credit Agreement and ARP Term Loan Facility, and holders of ARP’s Senior Notes, but there is no certainty that ARP will be able to implement any such options, and ARP cannot provide any assurances that any refinancing or changes in its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for its stakeholders, including CODI which would be directly allocated to its unitholders and reported on such unitholders’ separate returns (see Item 1A – Risk Factors for additional information).

ARP also continues to implement various cost saving measures to reduce its capital, operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. ARP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs. ARP cannot provide any assurances that any of these efforts will be successful or will result in cost reductions or cash flows or the timing of any such cost reductions or additional cash flows. It is also possible additional adjustments to ARP’s plan and outlook may occur based on market conditions and ARP’s needs at that time, which could include selling assets, liquidating all or a portion of its hedge portfolio, seeking additional partners to develop its assets, reducing or suspending the payments of distributions to preferred unitholders and/or reducing its planned capital program.  In addition, to the extent commodity prices remain low or decline further, or ARP experiences disruptions in ARP’s longer-term access to or cost of capital, ARP’s ability to fund future capital expenditures or growth projects may be further impacted.

Atlas Growth Partners - Liquidity and Capital Resources

AGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including its recent private placement. AGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted AGP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on AGP’s liquidity position.

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

Unvested unit-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. A portion of our phantom unit awards, which consist of common units issuable under the terms of our long-term incentive plans and incentive compensation agreements, contain non-forfeitable rights to distribution equivalents. The participation rights result in a non-contingent transfer of value each time we declare a distribution or distribution equivalent right during the award’s vesting period. However, unless the contractual terms of the participating securities require the holders to share in the losses of the entity, net loss is not allocated to the participating securities. As such, the net income utilized in the calculation of net income (loss) per unit must be after the allocation of only net income to the phantom units on a pro-rata basis.

The following is a reconciliation of net income (loss) allocated to the common unitholders for purposes of calculating net income (loss) attributable to common unitholders per unit (in thousands, except unit data):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(1,272)	$53,479
Preferred unitholders’ dividends	(339)	(333)
Income attributable to non-controlling interests	(5,340)	(58,298)
Loss attributable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	—	10,475
Net income (loss) attributable to common unitholders	(6,951)	5,323
Less: Net income attributable to participating securities – phantom units(1)	—	13
Net income (loss) utilized in the calculation of net loss attributable to common unitholders per unit – diluted(1)	$(6,951)	$5,310

(1)

Net income (loss) attributable to common unitholders for the net income (loss) attributable to common unitholders per unit calculation is net income (loss) attributable to common unitholders, less income allocable to participating securities. For the three months ended March 31, 2016, net loss attributable common unitholder’s ownership interest is not allocated to approximately 263,000 phantom units, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit option awards and convertible preferred units, as calculated by the treasury stock or if converted methods, as applicable. Unit options consist of common units issuable upon payment of an exercise price by the participant under the terms of our long-term incentive plan.

The following table sets forth the reconciliation of our weighted average number of common unitholder units used to compute basic net loss attributable to common unitholders per unit with those used to compute diluted net loss attributable to common unitholders per unit (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average number of common unitholders per unit—basic	26,028	26,011
Add effect of dilutive incentive awards(1)	—	63
Add effect of dilutive convertible preferred units(1)	—	4,902
Weighted average number of common unitholders per unit—diluted	26,028	30,976

(1)

For the three months ended March 31, 2016, 2,689,000 phantom units were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive. For the three months ended March 31, 2016, potential common units issuable upon conversion of our Series A preferred units were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

Rabbi Trust

In 2011, we established an excess 401(k) plan relating to certain executives. In connection with the plan, we established a “rabbi” trust for the contributed amounts. At March 31, 2016 and December 31, 2015, we reflected $3.9 million and $5.6 million, respectively, related to the value of the rabbi trust within other assets, net on our condensed combined consolidated balance sheets, and recorded corresponding liabilities of $3.9 million and $5.6 million as of those same dates, respectively, within asset retirement obligations and other on our condensed combined consolidated balance sheets. During the three months ended March 31, 2016, a $2.3 million distribution was made to participants related to the rabbi trust. No distributions were made to participants related to the rabbi trust for the three months ended March 31, 2015.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. The updated guidance is effective for us as of January 1, 2019 and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest period presented.  We are currently in the process of determining the impact that the updated accounting guidance will have on our condensed combined consolidated financial statements.

In August 2015, the FASB updated the accounting guidance related to the balance sheet presentation of debt issuance costs specific to line-of-credit arrangements. The updated accounting guidance allows the option of presenting deferred debt issuance costs related to line-of-credit arrangements as an asset, and subsequently amortizing over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. We adopted the updated accounting guidance effective January 1, 2016 and it did not have a material impact on our condensed combined consolidated financial statements.

In February 2015, the FASB updated the accounting guidance related to consolidation under the variable interest entity and voting interest entity models. The updated accounting guidance modifies the consolidation guidance for variable interest entities, limited partnerships and similar legal entities. We adopted this accounting guidance upon its effective date of January 1, 2016, and it did not have a material impact on our condensed combined consolidated financial statements.

In August 2014, the FASB updated the accounting guidance related to the evaluation of whether there is substantial doubt about an entity’s ability to continue as a going concern. The updated accounting guidance requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued and provide footnote disclosures, if necessary.  We adopted this accounting guidance on January 1, 2016, and provided enhanced disclosures, as applicable, within our condensed combined consolidated financial statements.

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our condensed combined consolidated financial statements and our method of adoption.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	March 31,	December 31,	Estimated Useful Lives
	2016	2015	in Years
Natural gas and oil properties:
Proved properties:
Leasehold interests	$570,934	$569,377
Pre-development costs	7,047	6,529
Wells and related equipment	3,165,776	3,157,708
Total proved properties	3,743,757	3,733,614
Unproved properties	213,047	213,047
Support equipment	45,136	44,921
Total natural gas and oil properties	4,001,940	3,991,582
Pipelines, processing and compression facilities	60,589	59,733	15 – 20
Rights of way	829	829	20 – 40
Land, buildings and improvements	9,798	9,798	3 – 40
Other	18,420	18,405	3 – 10
	4,091,576	4,080,347
Less – accumulated depreciation, depletion and amortization	(2,795,939)	(2,763,450)
	$1,295,637	$1,316,897

During the three months ended March 31, 2016 and 2015, we recognized $18.7 million and $26.4 million, respectively, of non-cash property, plant and equipment additions, within the changes in accounts payable and accrued liabilities on our condensed combined consolidated statements of cash flows.

ARP capitalizes interest on borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP were 6.7% and 6.1% for the three months ended March 31, 2016 and 2015, respectively. The amounts of interest capitalized by ARP was $2.4 million and $3.9 million for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016 and 2015, we recorded $1.7 million and $1.6 million, respectively, of accretion expense related to ARP and AGP’s asset retirement obligations within in depreciation, depletion and amortization in our condensed combined consolidated statements of operations. For the three months ended March 31, 2016 and 2015, ARP incurred liabilities of $2.8 million and $0.2 million, respectively, in asset retirement obligations in our condensed consolidated balance sheet due to the liquidation of some of ARP’s Drilling Partnerships.

NOTE 4—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2016	2015
Term loan facilities	$70,855	$72,700
Deferred financing costs	(216)	(3,813)
ARP revolving credit facility	672,000	592,000
ARP term loan facility	244,159	243,783
ARP 7.75% Senior Notes—due 2021	354,366	374,619
ARP 9.25% Senior Notes—due 2021	312,055	324,080
ARP deferred financing costs	(28,820)	(31,055)
Total debt, net	1,624,399	1,572,314
Less current maturities	(976,795)	(4,250)
Total long-term debt, net	$647,604	$1,568,064

In April 2015, the FASB updated the accounting guidance related to the balance sheet presentation of debt issuance costs. The updated accounting guidance requires that debt issuance costs be presented as a direct deduction from the associated debt obligation. We adopted this accounting guidance upon its effective date of January 1, 2016. The retrospective effect of the reclassification resulted in the following changes:

Condensed Combined Consolidated Balance Sheet	Previously Filed	Adjustment	Restated
December 31, 2015:
Other assets, net	$88,980	$(34,868)	$54,112
Long-term debt, less current portion	$1,602,932	$(34,868)	$1,568,064

Cash Interest. Cash payments for interest by us and our subsidiaries on our/their respective borrowings were $42.6 million and $38.5 million for the three months ended March 31, 2016 and 2015, respectively.

Term Loan Facilities

First Lien Credit Facility. On March 30, 2016, we, together with New Atlas Holdings, LLC (the “Borrower”) and Atlas Lightfoot, LLC, entered into a third amendment (the “Third Amendment”) to our credit agreement with Riverstone Credit Partners, L.P., as administrative agent (“Riverstone”), and the lenders (the “Lenders”) from time to time party thereto (the “First Lien Credit Agreement”).

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement (defined below), with $35.0 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively. In connection with the execution of the Third Amendment, the Borrower made a prepayment of approximately $4.25 million of the outstanding principal, which was classified as current portion of long-term debt on our condensed combined consolidated balance sheet at December 31, 2015, and $0.5 million of interest. The Third Amendment amended the First Lien Credit Agreement to, among other things:

•	provide the ability for us and the Borrower to enter into the new Second Lien Credit Agreement (defined below);
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

In connection with the Second Lien Credit Agreement, on April 27, 2016, we issued to the Lenders, warrants (the “Warrants”) to purchase up to 4,668,044 common units representing limited partner interests at an exercise price of $0.20 per unit. The Warrants expire on March 30, 2026 and are subject to customary anti-dilution provisions. On April 27, 2016, we entered into a registration rights agreement pursuant to which we agreed to register the offer and resale of our common units underlying the Warrants as well as any common units issued as in-kind interest payments under the Second Lien Credit Agreement.

As a result of the Third Amendment to the First Lien Credit Agreement and the Second Lien Credit Agreement, ARP’s distribution suspension and uncertainty regarding ARP’s future covenant compliance, we classified $70.8 million of our outstanding amounts on our first and second lien credit agreements, net of $0.2 million deferred financing costs, as current portion of long-term debt within our condensed combined consolidated balance sheet as of March 31, 2016.   we and ARP’s future debt maturities, excluding any future payment-in-kind interest payments, are as follows: $992.9 million and $667.7 million respectively, for the years ending December 31, 2017 and 2021, respectively.

In connection with the Term Loan Facilities, the lenders thereunder syndicated participations in loans underlying the facilities.  As a result, certain of the Company’s current and former officers participated in approximately 12% of the loan syndication and warrants and a foundation affiliated with 5% or more unitholder participated in approximately 12% of the loan syndication.

ARP Credit Facility

ARP is a party to a ARP Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which provides for a senior secured revolving credit facility with a borrowing base of $700.0 million as of March 31, 2016 and a maximum facility amount of $1.5 billion scheduled to mature in July 2018. At March 31, 2016, $672.0 million was outstanding under the credit facility.

ARP’s borrowing base is scheduled for semi-annual redeterminations in May and November of each year. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.2 million was outstanding at March 31, 2016. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any non-guarantor subsidiaries of ARP are minor. At March 31, 2016, the weighted average interest rate on outstanding borrowings under the credit facility was 3.6%.

The ARP Credit Agreement contains customary covenants including, without limitation, covenants that limit ARP’s ability to incur additional indebtedness (but which permits second lien debt in an aggregate principal amount of up to $300.0 million and third lien debt that satisfies certain conditions including pro forma financial covenants), grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merge or consolidate with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets.  The ARP Credit Agreement also requires that ARP maintain a ratio of First Lien Debt to EBITDA (ratio as defined in the Credit Agreement) of not greater than 2.75 to 1.00, and a ratio of current assets to current liabilities (ratio as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

On May 10, 2016, ARP entered into the Ninth Amendment to the ARP Credit Agreement, to, among other things, waive the requirement that ARP’s ratio of current assets to current liabilities (as calculated pursuant to the ARP Credit Agreement) not be less than 1.0 to 1.0 as of March 31, 2016 and waive the requirement that ARP’s ratio of the total First Lien Debt to EBITDA (as calculated pursuant to the ARP Credit Agreement) not be greater than 2.75 to 1.0 as of March 31, 2016, and required ARP to repay $2.5 million of outstanding borrowings. As a result of the Ninth Amendment to the ARP Credit Agreement and uncertainty regarding future covenant compliance, we classified $672.0 million of ARP’s outstanding amounts under the ARP Credit Agreement as current portion of long-term debt within our condensed consolidated balance sheet as of March 31, 2016. See Note 2 for additional disclosure regarding ARP’s liquidity and capital resources.

ARP’s Credit Agreement is currently in the process of its semi-annual redetermination. Based on projected market conditions, continued declines in commodity prices and recent conversations with its administrative agent, ARP expects that its borrowing base will be redetermined to a level below its outstanding borrowings under the ARP Credit Agreement as of March 31, 2016. In the case of a borrowing base deficiency, the ARP Credit Agreement requires ARP to repay the deficiency, which it is permitted to do in equal monthly installments over a four-month period, or deposit additional collateral to eliminate such deficiency.  See Note 2 for additional disclosure regarding our liquidity and capital resources.

ARP Term Loan Facility

ARP is party to the ARP Term Loan Facility, which provides for a second lien term loan in an original principal amount of $250.0 million. The ARP Term Loan Facility matures on February 23, 2020. The ARP Term Loan Facility is presented in the table above net of unamortized discount of $5.8 million at March 31, 2016.

ARP’s obligations under the ARP Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries that guarantee ARP’s existing first lien revolving credit facility. In addition, the obligations under the ARP Term Loan Facility are guaranteed by ARP’s material restricted subsidiaries. At March 31, 2016, the weighted average interest rate on outstanding borrowings under the ARP Term Loan Facility was 10.0%.

The ARP Term Loan Facility contains customary covenants including, without limitation, covenants that limit ARP’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities. In addition, the ARP Term Loan Facility contains covenants substantially similar to those in the ARP Credit Agreement, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. The financial covenants of the Term Loan Facility were automatically waived as a result of the Ninth Amendment to the Credit Agreement. Based on the terms of the Ninth Amendment to the ARP Credit Agreement and uncertainty regarding future covenant compliance, we classified $234.2 million of ARP’s outstanding amounts under the ARP Term Loan Facility, net of $10.0 million deferred financing costs and $5.8 million unamortized discount, as current portion of long-term debt within our condensed consolidated balance sheet as of March 31, 2016. See Note 2 for additional disclosure regarding our liquidity and capital resources.

ARP Senior Notes

At March 31, 2016, ARP had $354.4 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”). The 7.75% ARP Senior Notes were presented net of a $0.4 million unamortized discount as of March 31, 2016.

At March 31, 2016, ARP had $312.1 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The 9.25% ARP Senior Notes were presented net of a $0.9 million unamortized discount as of March 31, 2016.

In January and February 2016, ARP executed transactions to repurchase portions of its senior unsecured notes.  As of March 31, 2016, ARP repurchased approximately $20.3 million of its 7.75% Senior Notes due 2021 and approximately $12.1 million of its 9.25% Senior Notes due 2021 for approximately $5.5 million, which includes $0.6 million of interest.  As a result of these transactions, ARP recognized approximately $26.5 million as gain on early extinguishment of debt in the first quarter of 2016.

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

The indentures governing the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes contain covenants including, without limitation, covenants that limit ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of March 31, 2016.

NOTE 5—DERIVATIVE INSTRUMENTS

ARP and AGP use a number of different derivative instruments, principally swaps and options, in connection with their commodity price risk management activities.  ARP and AGP do not apply hedge accounting to any of their derivative instruments. As a result, gains and losses associated with derivative instruments are recognized in earnings.

AGP and ARP enter into commodity future option contracts to achieve more predictable cash flows by hedging their exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids fixed price swaps are priced based on a WTI crude oil index, while ethane, propane, butane and iso butane contracts are based on the respective Mt. Belvieu price.  These contracts were recorded at their fair values.

We recorded net derivative assets on our condensed combined consolidated balance sheets of $355.3 million and $358.1 million at March 31, 2016 and December 31, 2015, respectively. Of the $3.5 million of net gain in accumulated other comprehensive income within unitholders’ equity on our condensed combined consolidated balance sheet related to derivatives at March 31, 2016, we expect to reclassify $2.7 million of gains to our condensed combined consolidated statement of operations over the next twelve-month period as these contracts expire. Aggregate gains of $0.8 million of gas and oil production revenues will be reclassified to our condensed combined consolidated statements of operations in later periods as the remaining contracts expire.

The following table summarizes the commodity derivative activity and presentation in our condensed combined consolidated statement of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Portion of settlements associated with gains previously recognized within accumulated other comprehensive income, net of prior year offsets(1)	$3,515	$27,343
Portion of settlements attributable to subsequent mark to market gains	45,430	15,203
Total cash settlements on commodity derivative contracts	$48,945	$42,546

Gains recognized on cash settlement(2)	$6,025	$3,203
Gains recognized on open derivative contracts(2)	40,428	102,382
Gains on mark-to-market derivatives	$46,453	$105,585

(1)	Recognized in gas and oil production revenue.
(2)	Recognized in gain on mark-to-market derivatives.

During the three months ended March 31, 2015, we received approximately $4.9 million in net proceeds from the early termination of our remaining natural gas and oil derivative positions for production periods from 2015 through 2018.  The net proceeds from the early termination of these derivatives were used to reduce indebtedness under our Term Loan Facilities.

Atlas Growth Partners

On May 1, 2015, AGP entered into a secured credit facility agreement with a syndicate of banks. As of March 31, 2016, the lenders under the credit facility have no commitment to lend to AGP under the credit facility, but AGP and its subsidiaries have the ability to enter into derivative contracts to manage their exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on AGP’s oil and gas properties and first priority security interests in substantially all of its assets. The credit facility may be amended in the future if AGP and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit AGP and its subsidiaries ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. AGP was in compliance with these covenants as of March 31, 2016. In addition, AGP’s credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

The following table summarizes the gross fair values of AGP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed combined consolidated balance sheets as of the dates indicated (in thousands):

Offsetting Derivatives as of March 31, 2016	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$366	$(52)	$314
Long-term portion of derivative assets	196	(3)	193
Total derivative assets	$562	$(55)	$507

Current portion of derivative liabilities	$(52)	$52	$—
Long-term portion of derivative liabilities	(3)	3	—
Total derivative liabilities	$(55)	$55	$—

Offsetting Derivatives as of December 31, 2015
Current portion of derivative assets	$399	$(96)	$303
Long-term portion of derivative assets	162	(53)	109
Total derivative assets	$561	$(149)	$412

Current portion of derivative liabilities	$(96)	$96	$—
Long-term portion of derivative liabilities	(53)	53	—
Total derivative liabilities	$(149)	$149	$—

At March 31, 2016, AGP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Asset/(Liability)	Total Type
				(in thousands)(2)	(in thousands)(2)
Crude Oil – Fixed Price Swaps	2016(3)	53,600	$45.585	$253
	2017	37,100	$49.968	$200
	2018	26,500	$48.850	$54
				AGP’s net assets	$507

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward WTI crude oil prices, as applicable.
(3)	The production volumes for 2016 include the remaining nine months of 2016 beginning April 1, 2016.

Atlas Resource Partners

The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed combined consolidated balance sheets as of the dates indicated (in thousands):

Offsetting Derivatives as of March 31, 2016	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$159,745	$—	$159,745
Long-term portion of derivative assets	195,074	—	195,074
Total derivative assets	$354,819	$—	$354,819

Current portion of derivative liabilities	$—	$—	$—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$—	$—	$—

Offsetting Derivatives as of December 31, 2015
Current portion of derivative assets	$159,460	$—	$159,460
Long-term portion of derivative assets	198,262	—	198,262
Total derivative assets	$357,722	$—	$357,722

Current portion of derivative liabilities	$—	$—	$—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$—	$—	$—

At March 31, 2016, ARP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Asset	Total type
				(in thousands)(2)	(in thousands)(2)
Natural Gas – Fixed Price Swaps	2016(3)	40,354,500	$4.226	$80,594
	2017	50,120,000	$4.221	$72,296
	2018	40,300,000	$4.168	$51,782
	2019	15,860,000	$4.019	$16,932
					$221,604
Natural Gas – Put Options – Drilling Partnerships	2016(3)	1,080,000	$4.150	$2,078
					$2,078
Crude Oil – Fixed Price Swaps	2016(3)	1,230,800	$81.685	$49,864
	2017	1,200,000	$77.610	$39,372
	2018	1,080,000	$76.281	$31,413
	2019	540,000	$68.371	$10,488
					$131,137
				Total ARP net assets	$354,819

(1)	Volumes for natural gas are stated in million British Thermal Units. Volumes for crude oil are stated in barrels.
(2)

Fair value for natural gas fixed price swaps and natural gas put options based on forward NYMEX natural gas prices, as applicable. Fair value for crude oil fixed price swaps are based on forward WTI crude oil prices, as applicable.

(3)	The production volumes for 2016 include the remaining nine months of 2016 beginning April 1, 2016.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

We and our subsidiaries use a market approach fair value methodology to value our financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We and our subsidiaries separate the fair value of our financial instruments into the three level hierarchy (Levels 1, 2 and 3) based on our/their assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. As of March 31, 2016 and December 31, 2015, all derivative financial instruments were classified as Level 2.

Information for our and our subsidiaries’ financial instruments measured at fair value at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2016
Assets, gross
Rabbi trust	$3,904	$—	$—	$3,904
ARP Commodity swaps	—	352,741	—	352,741
ARP Commodity puts	—	2,078	—	2,078
AGP Commodity swaps	—	562	—	562
Total assets, gross	3,904	355,381	—	359,285
Liabilities, gross
AGP Commodity swaps	—	(55)	—	(55)
Total derivative liabilities, gross	—	(55)	—	(55)
Total assets, fair value, net	$3,904	$355,326	$—	$359,320
As of December 31, 2015
Assets, gross
Rabbi trust	$5,584	$—	$—	$5,584
ARP Commodity swaps	—	355,329	—	355,329
ARP Commodity puts	—	2,393	—	2,393
AGP Commodity swaps	—	561	—	561
Total assets, gross	5,584	358,283	—	363,867
Liabilities, gross
AGP Commodity swaps	—	(149)	—	(149)
Total derivative liabilities, gross	$—	$(149)	$—	$(149)
Total assets, fair value, net	5,584	358,134	—	363,718

Other Financial Instruments

We and our subsidiaries’ other current assets and liabilities on our condensed combined consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of our and ARP’s debt at March 31, 2016 and December 31, 2015, which consist of borrowings under our term loan facilities, ARP’s senior notes and borrowings under ARP’s term loan and revolving credit facility, were $1,096.9 million and $929.2 million, respectively, compared with the carrying amounts of $1,624.4 million and $1,572.3 million, respectively. The carrying values of outstanding borrowings under the ARP revolving credit facility, which bear interest at variable interest rates, approximated their estimated fair value. The estimated fair values of the ARP senior notes and term loan facility were based upon the market approach and calculated using the yields of the ARP senior notes and term loan facility as provided by financial institutions and thus were categorized as Level 3 values.

NOTE 7—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ARP. ARP does not directly employ any persons to manage or operate its business. These functions are provided by employees of us and/or our affiliates.

Relationship with AGP. AGP does not directly employ any persons to manage or operate its business. These functions are provided by employees of us and/or our affiliates. Atlas Growth Partners, GP, LLC (“AGP GP”) receives an annual management fee in connection with its management of AGP equivalent to 1% of capital contributions per annum. During the three months ended March 31, 2016 and 2015, AGP paid approximately $0.6 million and $0.3 million related to AGP GP for this management fee. Other indirect costs, such as rent for offices, are allocated to AGP by us based on the number of its employees who devoted substantially all of their time to activities on its behalf. AGP reimburses us at cost for direct costs incurred on its behalf. AGP will reimburse all necessary and reasonable costs allocated by the general partner. AGP was required to pay AGP GP an amount equal to any actual, out-of-pocket expenses related to its private placement offering and the formation and financing of AGP, including legal costs incurred by AGP GP, which payments were approximately 2% of the gross proceeds of its private placement offering.

Relationship with Drilling Partnerships. ARP conducts certain activities through, and a portion of its revenues are attributable to, sponsorship of the Drilling Partnerships. ARP serves as the ultimate general partner and operator of the Drilling Partnerships and assumes customary rights and obligations for the Drilling Partnerships. As the ultimate general partner, ARP is liable for the Drilling Partnerships’ liabilities and can be liable to limited partners of the Drilling Partnerships if it breaches its responsibilities with respect to the operations of the Drilling Partnerships. ARP is entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Drilling Partnership’s revenue and costs and expenses according to the respective partnership agreements. In March 2016, ARP transferred $36.7 million of investor capital raised and $13.3 million of accrued well drilling and completion costs incurred to the Atlas Eagle Ford 2015 L.P. private drilling partnership for activities directly related to their program. ARP intends to continue to fund the Drilling Partnerships’ operations and obligations, as necessary, until they are liquidated. Depending on commodity pricing and each of the Drilling Partnerships’ reserves value, ARP expects to realize all outstanding receivables from the Drilling Partnerships’ through the receipt of cash flows from their operations and/or the transfer of net assets and liabilities to ARP upon their liquidation. As of March 31, 2016 and December 31, 2015, ARP had receivables of $7.9 million and $6.6 million, respectively, from certain of the Drilling Partnerships’, which was recorded in accounts receivable in the condensed consolidated balance sheets.  As of March 31, 2016 and December 31, 2015, ARP had payables of $3.9 million and $3.0 million, respectively, to certain of the Drilling Partnerships’, which was recorded in accounts payable in the condensed consolidated balance sheets.

Other Relationships.  We have other related party transactions with regard to our Term Loan Facilities (see Note 4), our Series A preferred units (Note 9) and our general partner and limited partner interest in Lightfoot (see Note 1).

NOTE 8—COMMITMENTS AND CONTINGENCIES

ARP is the ultimate managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. ARP has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and ARP may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by ARP to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of March 31, 2016, the management of ARP believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

While its historical structure has varied, ARP has generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they have received specified returns, typically 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. ARP periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment falls below the agreed upon rate, ARP recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that will achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which ARP has recognized subordination in a historical period, if projected investment returns subsequently reflect that the agreed upon limited partner investment return will be achieved during the subordination period, ARP will recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized. For the three months ended March 31, 2016 and 2015, $0.1 million and $0.5 million, respectively, of ARP’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses.

As of March 31, 2016, we and our subsidiaries are committed to expend approximately $9.1 million on drilling and completion expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising out of the ordinary course of our business. Our and our subsidiaries’ management believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

NOTE 9—ISSUANCES OF UNITS

We recognize gains or losses on ARP’s and AGP’s equity transactions as credits or debits, respectively, to unitholders’ equity on our condensed combined consolidated balance sheets rather than as income or loss on our condensed combined consolidated statements of operations. These gains or losses represent our portion of the excess or the shortage of the net offering price per unit of each of ARP’s and AGP’s common units as compared to the book carrying amount per unit.

On February 27, 2015 we issued and sold an aggregate of 1.6 million of our newly created Series A convertible preferred units, with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), at a purchase price of $25.00 per unit to certain members of our management, two management members of the Board, and outside investors. Holders of the Series A Preferred Units are entitled to monthly distributions of cash at a rate equal to the greater of (i) 10% of the liquidation preference per annum, increasing to 12% per annum, 14% per annum and 16% per annum on the first, second and third anniversaries of the of the private placement, respectively or (ii) the monthly equivalent of any cash distribution declared by us to holders of our common units, as well as Series A Preferred Units at a rate equal to 2% of the liquidation preference per annum. All or a portion of the Series A Preferred Units will be convertible into our units at the option of the holder at any time following the later of (i) the one year anniversary of the distribution and (ii) receipt of unitholder approval. The conversion price will be equal to the greater of (i) $8.00 per common unit; and (ii) the lower of (a) 110.0% of the volume weighted average price for our common units over the 30 trading days following the distribution date; and (b) $16.00 per common unit. We sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The Series A Preferred Units resulted in proceeds to us of $40.0 million. We used the proceeds to fund a portion of the $150.0 million payment by us to Atlas Energy related to the repayment of Atlas Energy’s term loan (see Note 2). The Series A Purchase Agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities.

On August 26, 2015, at a special meeting of our unitholders, the unitholders approved changes to the terms of the Series A Preferred Units to provide that each Series A Preferred Unit will be convertible into common units at the option of the holder.

On January 7, 2016, we were notified by the NYSE that we were not in compliance with NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common units had been less than $1.00 for 30 consecutive trading days.  We also were notified by the NYSE on December 23, 2015, that we were not in compliance with the NYSE’s continued listing criteria under Section 802.01B of the NYSE Listed Company Manual because our average market capitalization had been less than $50 million for 30 consecutive trading days and our stockholders’ equity had been less than $50 million. On March 18, 2016, we were notified by the NYSE that it determined to commence proceedings to delist our common units from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million. The NYSE also suspended the trading of our common units at the close of trading on March 18, 2016. Our common units began trading on the OTCQX on Monday, March 21, 2016 under the ticker symbol: ATLS.

Atlas Resource Partners

ARP has an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate agreement between ARP and such Agent. During the three months ended March 31, 2016, ARP issued 245,175 common limited partner units under the equity distribution program for net proceeds of $0.2 million, net of approximately $19,000 in commissions and offering expenses paid. During the three months ended March 31, 2015, ARP issued 420,586 common limited partner units under the equity distribution program for net proceeds of $3.3 million, net of $0.1 million in commissions and offering expenses paid.

In August 2015, ARP entered into a distribution agreement with MLV & Co. LLC (“MLV”) which ARP terminated and replaced in November 2015, when ARP entered into a distribution agreement with MLV and FBR Capital Markets & Co. pursuant to which ARP may sell its 8.625% Class D Cumulative Redeemable Perpetual Preferred Units (“Class D ARP Preferred Units”) and 10.75% Class E Cumulative Redeemable Perpetual Preferred Units (“Class E ARP Preferred Units”). ARP did not issue any Class D Preferred Units nor Class E Preferred Units under the August 2015 and November 2015 preferred equity distribution programs for the three months ended March 31, 2016 and 2015.

On March 31, 2015, to partially pay its portion of the quarterly installment related to the Eagle Ford acquisition, ARP issued an additional 800,000 Class D Preferred Units to the seller at a value of $25.00 per unit.

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

Atlas Growth Partners

On April 5, 2016, we announced that AGP’s registration statement on Form S-1 (Registration Number: 333-207537) was declared effective by the Securities and Exchange Commission.

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

Through the completion of AGP’s private placement offering on June 30, 2015, AGP issued approximately $233.0 million, or 23,300,410 of its common limited partner units, in exchange for proceeds to AGP, net of dealer manager fees and commissions and expenses, of $203.4 million. We purchased 500,010 common units for $5.0 million during the offering. In connection with the issuance of common limited partner units, unitholders received 2,330,041 warrants to purchase AGP’s common units at an exercise price of $10.00 per unit.

In connection with the issuance of ARP’s unit offerings during the three months ended March 31, 2016, we recorded gains of $0.2 million within unitholders’ equity and a corresponding decrease in non-controlling interests on our condensed combined consolidated balance sheet and condensed combined consolidated statement of unitholders’ equity. In connection with the issuance of ARP’s and AGP’s unit offerings for the three months ended March 31, 2015, we recorded gains of $0.2 million within equity and a corresponding decrease in non-controlling interests on our condensed combined consolidated balance sheets and condensed combined consolidated statement of unitholders’ equity.

NOTE 10—CASH DISTRIBUTIONS

Our Cash Distributions. We have a cash distribution policy under which we distribute, within 50 days following the end of each calendar quarter, all of our available cash (as defined in our limited liability company agreement) for that quarter to our unitholders. As a result of the First Lien Credit Agreement and Second Lien Credit Agreement (see Note 4), we are prohibited from paying cash distributions on our common and preferred units.

During the three months ended March 31, 2016, we paid a distribution of $1.0 million to Class A preferred unitholders. No distributions were paid to Class A preferred unitholders during the three months ended March 31, 2015.

ARP Cash Distributions. ARP has a monthly cash distribution program whereby it distributes all of its available cash (as defined in ARP’s partnership agreement) for that month to its unitholders within 45 days from the month end. If ARP’s common unit distributions in any quarter exceed specified target levels, we will receive between 13% and 48% of such distributions in excess of the specified target levels. While outstanding, the Class B ARP Preferred Units received regular quarterly cash distributions equal to the greater of (i) $0.40 (or $0.1333 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. While outstanding, the Class C ARP Preferred Units  receive regular quarterly cash distributions equal to the greater of (i) $0.51 (or $0.17 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. ARP pays quarterly distributions on the Class D ARP Preferred Units at an annual rate of $2.15625 per unit, $0.5390625 per unit paid on a quarterly basis, or 8.625% of the $25.00 liquidation preference. ARP pays distributions on the Class E ARP Preferred Units at an annual rate of $2.6875 per unit, or $0.671875 per unit on a quarterly basis, or 10.75% of the $25.00 liquidation preference. On May 5, 2016, the Board of Directors elected to suspend ARP’s common unit and Class C Preferred Unit distributions, beginning with the month of March of 2016, due to the continued lower commodity price environment.

During the three months ended March 31, 2016, ARP paid three monthly cash distributions totaling approximately $3.8 million to common limited partners ($0.0125 per unit per month); $1.9 million to Preferred Class C limited partners ($0.17 per unit per month); and $0.1 million to the General Partner Class A holder ($0.0125 per unit per month). During the three months ended March 31, 2015, ARP paid three monthly cash distributions totaling approximately $42.8 million to common limited partners ($0.1966 per unit for both January and February 2015 and $0.1083 per unit for March 2015); $2.1 million to Preferred Class C limited partners ($0.1966 per unit for both January and February 2015 and $0.17 per unit for March 2015); and $3.0 million to the General Partner Class A holder ($0.1966 per unit for both January and February 2015 and $0.1083 per unit for March 2015).

During the three months ended March 31, 2016, ARP paid a distribution of $2.2 million to Class D Preferred limited partners ($0.5390625 per unit) for the period October 15, 2015 through January 14, 2016. During the three months ended March 31, 2015, ARP paid a distribution of $2.0 million to Class D Preferred limited partners ($0.6169270 per unit) for the period October 2, 2014 through January 14, 2015.

During the three months ended March 31, 2016, ARP paid a distribution of $0.2 million to Class E Preferred limited partners ($0.671875 per unit) for the period October 15, 2015 through January 14, 2016. No distributions were paid to Class E Preferred limited partners during the three months ended March 31, 2015.

AGP Cash Distributions. AGP has a cash distribution policy under which it distributes to holders of common units and Class A units on a quarterly basis a distribution of $0.175 per unit, or $0.70 per unit per year, to the extent AGP has sufficient available cash after establishing appropriate reserves and paying fees and expenses, including reimbursements of expenses to the general partner and its affiliates. Distributions are generally paid within 45 days of the end of the quarter to unitholders of record on the applicable record date. Unitholders are entitled to receive distributions from AGP beginning with the quarter following the quarter in which AGP first admits them as limited partners.

During the three months ended March 31, 2016, AGP paid a distribution of $4.1 million to common limited partners ($0.1750 per unit) and $0.1 million to the general partner’s Class A units ($0.1750 per unit). During the three months ended March 31, 2015, AGP paid a distribution of $1.6 million to common limited partners ($0.1750 per unit) and approximately $33,000 to the general partner’s Class A units ($0.1750 per unit).

NOTE 11—OPERATING SEGMENT INFORMATION

Our operations include three reportable operating segments: ARP, AGP, and corporate and other. These operating segments reflect the way we manage our operations and make business decisions. Corporate and other includes our equity investment in Lightfoot (see Note 1), as well as our general and administrative and interest expenses. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Atlas Resource Partners:
Revenues	$103,208	$243,589
Operating costs and expenses	(59,202)	(87,818)
Depreciation, depletion and amortization expense	(30,045)	(42,991)
Gain (loss) on asset sales and disposal	9	(11)
Interest expense	(27,705)	(25,197)
Gain on early extinguishment of debt	26,498	—
Segment income	$12,763	$87,572
Atlas Growth Partners:
Revenues	$3,434	$2,311
Operating costs and expenses	(3,503)	(5,069)
Depreciation, depletion and amortization expense	(4,227)	(1,465)
Segment loss	$(4,296)	$(4,223)
Corporate and other:
Revenues	$211	$(101)
General and administrative	(2,154)	(20,215)
Interest expense	(1,743)	(9,554)
Loss on early extinguishment of debt	(6,053)	—
Segment loss	$(9,739)	$(29,870)
Reconciliation of segment loss to net loss:
Segment income (loss):
Atlas Resource Partners	$12,763	$87,572
Atlas Growth Partners	(4,296)	(4,223)
Corporate and other	$(9,739)	$(29,870)
Net income (loss)	$(1,272)	$53,479
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Resource Partners	$103,208	$243,589
Atlas Growth Partners	3,434	2,311
Corporate and other	211	(101)
Total revenues	$106,853	$245,799
Capital expenditures:
Atlas Resource Partners	$13,170	$42,498
Atlas Growth Partners	5,549	9,943
Corporate and other	—	—
Total capital expenditures	$18,719	$52,441

	March 31,	December 31,
	2016	2015
Balance sheet:
Goodwill:
Atlas Resource Partners	$13,639	$13,639
Atlas Growth Partners	—	—
Corporate and other	—	—
Total goodwill	$13,639	$13,639
Total assets:
Atlas Resource Partners	$1,679,497	$1,699,949
Atlas Growth Partners	147,752	159,622
Corporate and other	16,530	23,675
Total assets	$1,843,779	$1,883,246

NOTE 12—SUBSEQUENT EVENTS

Issuance of Warrants. Pursuant to the terms of the Second Lien Credit Agreement, on April 27, 2016 we issued to the Lenders warrants (the “Warrants”) to purchase an aggregate of up to 4,668,044 common units representing limited partner interests in us at an exercise price of $0.20 per unit. The Warrants expire on March 30, 2026 and are subject to customary anti-dilution provisions.

In connection with the issuance and sale of the Warrants, we entered into a registration rights agreement with the Lenders, dated April 27, 2016 (the “Registration Rights Agreement”), relating to the registered resale of the common units underlying the Warrants, as well as any common units issued as in-kind interest payments under the Second Lien Credit Agreement. Pursuant to the Registration Rights Agreement, we are required to file a shelf registration statement within 90 days of request by the Lenders and to use commercially reasonable efforts to cause such registration statement to become effective within 120 days of such request.

Long-Term Incentive Plan Vesting Delay. On May 12, 2016, due to the income tax ramifications of potential options we are currently considering, the Board of Directors delayed the vesting of approximately 911,900 units granted, under our long-term incentive plan, to employees, directors and officers, until March 2017. The phantom units were set to vest between June 8, 2016 and September 1, 2016.

Atlas Resource Partners

Cash Distributions. On April 15, 2016, ARP paid a quarterly distribution of $0.5390625 per Class D Preferred Unit, or $2.2 million, for the period from January 15, 2016 through April 14, 2016 to Class D Preferred Unitholders of record as of April 1, 2016.

On April 15, 2016, ARP paid a quarterly distribution of $0.671875 per Class E Preferred Unit, or $0.2 million, for the period from January 15, 2016 through April 14, 2016 to Class E Preferred Unitholders of record as of April 1, 2016.

On May 5, 2016, the Board of Directors elected to suspend ARP’s common unit and Class C preferred distributions, beginning with the month of March of 2016, due to the continued lower commodity price environment.

Ninth Amendment to the ARP Credit Agreement. On May 10, 2016, ARP entered into the Ninth Amendment to the ARP Credit Agreement (see Note 4).

Long-Term Incentive Plan Vesting Delay.  On May 12, 2016, due to the income tax ramifications of the options ARP is currently considering, the Board of Directors delayed the vesting date of approximately 110,000 units granted to employees, directors and officers until March 2017.  The phantom units were set to vest between May 15, 2016 and September 1, 2016.

Atlas Growth Partners

Cash Distributions. On May 4, 2016, AGP declared a quarterly distribution of $0.1750 per common unit for the quarter ended March 31, 2016. The $4.2 million distribution, including $0.1 million to its general partner, will be paid on May 13, 2016 to unitholders of record at the close of business on March 31, 2016.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015, as supplemented by this Form 10-Q. These risks and uncertainties could cause actual results to differ materially from the results stated or implied in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

We believe the assumptions underlying the condensed combined consolidated financial statements are reasonable. The historical financial statements included in this Form 10-Q reflect substantially all the assets and liabilities transferred from our former owner, Atlas Energy, on February 27, 2015. However, our historical condensed combined consolidated financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what they would have been had our predecessor been a separate, stand-alone company during the periods presented.

Unless the context otherwise requires, references in this Form 10-Q to “the Company,” “we,” “us,” “our” and “our company,” when used in a historical context or in the present tense, refer to the businesses and subsidiaries owned by Atlas Energy Group, LLC, a Delaware limited liability company, and its combined subsidiaries or that Atlas Energy contributed to Atlas Energy Group, LLC in connection with the separation and distribution on February 27, 2015 and refer to Atlas Energy Group, LLC, a Delaware limited liability company, and its combined subsidiaries. References to “Atlas Energy, L.P.” or “Atlas Energy” refer to Atlas Energy, L.P. and its consolidated subsidiaries, unless the context otherwise requires. References to “Atlas Energy Group, LLC” prior to the separation refer to Atlas Energy Group, LLC, a Delaware limited liability company that is currently the general partner of ARP. References in this Form 10-Q to “ARP” or “Atlas Resource Partners” refer to Atlas Resource Partners, L.P., a Delaware limited partnership, and references to “AGP” or “Atlas Growth Partners” refer to Atlas Growth Partners, L.P., a Delaware limited partnership.

BUSINESS OVERVIEW

We are a publicly traded (OTCQX: ATLS) Delaware limited liability company formed in October 2011.

On February 27, 2015, our former owner, Atlas Energy, L.P. (“Atlas Energy”), transferred its assets and liabilities, other than those related to its midstream assets, to us, and effected a pro rata distribution of our common units representing a 100% interest in us, to Atlas Energy’s unitholders (the “Separation”). Concurrently with the distribution of our units, Atlas Energy and its remaining midstream interests merged with Targa Resources Corp. (“Targa”; NYSE: TRGP) and ceased trading.

At March 31, 2016, our operations primarily consisted of our ownership interests in the following:

•

100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest (consisting of 20,962,485 common and 3,749,986 preferred limited partner units) in ARP, a publicly traded Delaware master limited partnership (“MLP”) (NYSE: ARP) and an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”), with operations in basins across the United States. As part of its exploration and production activities, ARP sponsors and manages tax-advantaged investment partnerships (“Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas and oil production activities;

•

All of the incentive distribution rights, an 80.0% general partner interest and a 2.1% limited partner interest in AGP, a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in South Texas. On June 30, 2015, AGP concluded a private placement offering, during which it issued $233.0 million of its common limited partner units. Of the $233.0 million of gross funds raised, we purchased $5.0 million common limited partner units. AGP’s registration statement on Form S-1 (Registration Number: 333-207537) was declared effective by the Securities and Exchange Commission on April 5, 2016. AGP is offering in the aggregate up to 100,000,000 Class A common units and Class T common units, each representing limited partner interests in AGP, pursuant to a primary offering on a "best efforts" basis. AGP must receive minimum offering proceeds of $1.0 million to break escrow, and the maximum offering proceeds of the primary offering may not exceed $1.0 billion. The Class A common units will be sold for a cash purchase price of $10.00 and the Class T common units will be sold for a cash purchase price of $9.60, with the remaining $0.40 constituting the Class T common unitholders' deferred payment obligation to AGP. AGP is also offering up to 21,505,376 Class A common units at $9.30 per unit pursuant to a distribution reinvestment; and

•

15.4% general partner interest and 12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.”), its general partner (collectively, “Lightfoot”), which incubate new MLPs and invest in existing MLPs.

FINANCIAL PRESENTATION

Our condensed combined consolidated financial statements were derived from the accounts of Atlas Energy and its controlled subsidiaries for the periods prior to February 27, 2015. Because a direct ownership relationship did not exist among all the various entities consolidated in our condensed combined consolidated financial statements, Atlas Energy’s net investment in us is shown as equity in the condensed combined consolidated financial statements. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the condensed combined consolidated balance sheets and related condensed combined consolidated statements of operations. Such estimates included allocations made from the historical accounting records of Atlas Energy, based on management’s best estimates, in order to derive our financial statements. Actual balances and results could be different from those estimates. All significant intercompany transactions and balances have been eliminated in the combination of the financial statements.

Our condensed combined consolidated financial statements contain our accounts and those of our combined consolidated subsidiaries, all of which are wholly-owned at March 31, 2016, except for ARP and AGP, which we determined are variable interest entities (“VIE’s”) based on their respective partnership agreements, our power, as the general partner, to direct activities that most significantly impact their economic performance, and our ownership of the incentive distribution rights. Accordingly, we consolidate the financial statements of ARP and AGP into our condensed combined consolidated financial statements. Our VIE’s operating results and assets balances are presented separately in Note 11 – Operating Segment Information. As the general partner for both ARP and AGP, we have unlimited liability for the obligations of ARP and AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interests in ARP and AGP are reflected as (income) loss attributable to non-controlling interests in the condensed combined consolidated statements of operations and as a component of unitholders’ equity on the condensed combined consolidated balance sheets. All material intercompany transactions have been eliminated. Throughout this section, when we refer to “our” condensed combined consolidated financial statements, we are referring to the condensed combined consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP and AGP, adjusted for non-controlling interests in ARP and AGP. Certain amounts in the prior year’s consolidated financial statements have been reclassified due to the adoption of certain accounting standards (see Note 2 of the Financial Statements).

RECENT DEVELOPMENTS

•

First Lien Credit Agreement. On March 30, 2016, we, together with New Atlas Holdings, LLC (the “Borrower”) and Atlas Lightfoot, LLC, entered into a third amendment (the “Third Amendment”) to our credit agreement with Riverstone Credit Partners, L.P., as administrative agent (“Riverstone”), and the lenders (the “Lenders”) from time to time party thereto (the “First Lien Credit Agreement”).  See “Credit Facilities – Term Loan Facilities” below.

•

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. See “Credit Facilities – Term Loan Facilities” below.

•

Issuance of Warrants. Pursuant to the terms of the Second Lien Credit Agreement on April 27, 2016 we issued to the Lenders warrants (the “Warrants”) to purchase an aggregate of up to 4,668,044 common units representing limited partner interests in us at an exercise price of $0.20 per unit. See “Credit Facilities – Term Loan Facilities” below.

•

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

•

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

Atlas Resource Partners

•

Revolving credit facility amendment. On May 10, 2016, ARP entered into an amendment to its revolving credit agreement to waive the requirement of certain of its financial covenant ratios as of March 31, 2016.  See “Liquidity and Capital Resources” for further details.

•

Senior Note Repurchases. In January and February 2016, ARP executed transactions to repurchase approximately $20.3 million of its unsecured 7.75% Senior Notes and approximately $12.1 million of its unsecured 9.25% Senior Notes for approximately $5.5 million. As a result of these transactions, ARP recognized approximately $26.5 million as gain on early extinguishment of debt in the first quarter of 2016. (See Item 1: “Financial Statements (Unaudited)” – Note 4 for further details).

•

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

Atlas Growth Partners

•

Effective Registration Statement. AGP’s registration statement on Form S-1 (Registration Number: 333-207537) was declared effective by the Securities and Exchange Commission on April 5, 2016. AGP is offering in the aggregate up to 100,000,000 Class A common units and Class T common units, each representing limited partner interests in AGP, pursuant to a primary offering on a "best efforts" basis. AGP must receive minimum offering proceeds of $1.0 million to break escrow, and the maximum offering proceeds of the primary offering may not exceed $1.0 billion. The Class A common units will be sold for a cash purchase price of $10.00 and the Class T common units will be sold for a cash purchase price of $9.60, with the remaining $0.40 constituting the Class T common unitholders' deferred payment obligation to AGP. AGP is also offering up to 21,505,376 Class A common units at $9.30 per unit pursuant to a distribution reinvestment plan.

•

Cash Distributions. On May 4, 2016, AGP declared a quarterly distribution of $0.1750 per common unit for the quarter ended March 31, 2016. The $4.2 million distribution, including $0.1 million to its general partner, will be paid on May 13, 2016 to unitholders of record at the close of business on March 31, 2016.

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

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines since the fourth quarter of 2014 through the first quarter of 2016. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

Our subsidiaries’ future gas and oil reserves, production, cash flow, the ability to make payments on debt and the ability to make distributions to unitholders, including ARP’s and AGP’s ability to make distributions to us, depend on our subsidiaries’ success in producing current reserves efficiently, developing existing acreage and acquiring additional proved reserves economically. Our subsidiaries face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas and oil production from particular wells decrease. Our subsidiaries attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than produced. To the extent our subsidiaries do not have sufficient capital, our subsidiaries’ ability to drill and acquire more reserves will be negatively impacted.

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. At March 31, 2016, our consolidated gas and oil production revenues and expenses consisted of our subsidiaries’ gas and oil production activities. ARP has focused its natural gas, crude oil and NGL production operations in various plays throughout the United States. AGP’s gas and oil production derives from its wells drilled in the Eagle Ford, Marble Falls and Mississippi Lime plays. Through March 31, 2016, our subsidiaries have established production positions in the following operating areas:

•	the Eagle Ford Shale in south Texas, in which ARP and AGP acquired acreage and producing wells in November 2014;
•

AGP’s and ARP’s Barnett Shale and Marble Falls play, both in the Fort Worth Basin in northern Texas. The Barnett Shale contains mostly dry gas and the Marble Falls play contains liquids rich gas and oil;

•

ARP’s coal-bed methane producing natural gas assets in (1) the Raton Basin in northern New Mexico and the Black Warrior Basin in central Alabama, which ARP acquired in 2013; (2) the Central Appalachia Basin in West Virginia and Virginia, which ARP acquired in 2014, and; (3) the Arkoma Basin in eastern Oklahoma, which ARP acquired from us in 2015.

•

ARP’s Rangely field in northwest Colorado, a mature tertiary CO2 flood with low-decline oil production, where ARP has a 25% non-operated net working interest position following its acquisition on June 30, 2014;

•

ARP’s Appalachia Basin assets, including the Marcellus Shale, a rich, organic shale that generally contains dry, pipeline-quality natural gas, and the Utica Shale, which lies several thousand feet below the Marcellus Shale, is much thicker than the Marcellus Shale and trends primarily towards wet natural gas in the central region and dry gas in the eastern region; the Chattanooga Shale in northeastern Tennessee, which enables ARP to access other formations in that region such as the Monteagle and Ft. Payne Limestone; and the New Albany Shale in southwestern Indiana, a biogenic shale play with a long-lived and shallow decline profile; and

•

AGP’s and ARP’s Mid-Continent assets, including Mississippi Lime and Hunton plays in northwestern Oklahoma, an oil and NGL-rich area, where AGP participated in non-operated well drilling since 2014, and ARP’s Niobrara Shale assets in northeastern Colorado, a predominantly biogenic shale play that produces dry gas.

The following table presents the number of wells our subsidiaries drilled and the number of wells our subsidiaries turned in line, both gross and for our respective interests, during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016(4)	2015(4)
Atlas Resource Partners:
Gross wells drilled	—	5
Net wells drilled(1)	—	3
Gross wells turned in line(3)	—	21
Net wells turned in line(1) (3)	—	7

Atlas Growth Partners:
Gross wells drilled	—	—
Net wells drilled(2)	—	—
Gross wells turned in line(3)	2	—
Net wells turned in line(2) (3)	2	—

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
(4)

Neither ARP nor AGP drilled any exploratory wells during the three months ended March 31, 2016 and 2015; neither ARP nor AGP had any gross or net dry wells within their operating areas during the three months ended March 31, 2016 and 2015.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Production volumes per day:(1)(2)
Atlas Resource Partners:
Appalachia:(3)
Natural gas (Mcfd)	31,545	35,158
Oil (Bpd)	295	359
NGLs (Bpd)	290	240
Total (Mcfed)	35,054	38,752
Coal-bed Methane(3):
Natural gas (Mcfd)	120,549	134,133
Oil (Bpd)	—	—
NGLs (Bpd)	—	—
Total (Mcfed)	120,549	134,133
Barnett/Marble Falls:
Natural gas (Mcfd)	36,821	49,617
Oil (Bpd)	322	749
NGLs (Bpd)	1,457	2,274
Total (Mcfed)	47,497	67,755
Rangely:
Natural gas (Mcfd)	—	—
Oil (Bpd)	2,354	2,361
NGLs (Bpd)	256	253
Total (Mcfed)	15,657	15,680
Eagle Ford:
Natural gas (Mcfd)	389	500
Oil (Bpd)	1,362	1,550
NGLs (Bpd)	81	106
Total (Mcfed)	9,049	10,434
Mid-Continent:(3)
Natural gas (Mcfd)	5,246	7,931
Oil (Bpd)	231	514
NGLs (Bpd)	425	615
Total (Mcfed)	9,178	14,709
Total Atlas Resource Partners:
Natural gas (Mcfd)	194,550	227,340
Oil (Bpd)	4,563	5,533
NGLs (Bpd)	2,509	3,488
Total (Mcfed)	236,983	281,463
Atlas Growth Partners:
Natural gas (Mcfd)	500	728
Oil (Bpd)	1,138	490
NGLs (Bpd)	85	100
Total (Mcfed)	7,839	4,268
Total production volumes per day:
Natural gas (Mcfd)	195,051	228,068
Oil (Bpd)	5,701	6,023
NGLs (Bpd)	2,594	3,588
Total (Mcfed)	244,821	285,731
Production:(1)(2)
Atlas Resource Partners:

	Three Months Ended March 31,
	2016	2015
Natural gas (MMcf)	17,704	20,461
Oil (000’s Bbls)	415	498
NGLs (000’s Bbls)	228	314
Total (MMcfe)	21,565	25,332
Atlas Growth Partners:
Natural gas (MMcf)	46	66
Oil (000’s Bbls)	104	44
NGLs (000’s Bbls)	8	9
Total (MMcfe)	713	384
Total production:
Natural gas (MMcf)	17,750	20,526
Oil (000’s Bbls)	519	542
NGLs (000’s Bbls)	236	323
Total (MMcfe)	22,279	25,716

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

(3) Appalachia includes ARP’s production located in Pennsylvania, Ohio, New York, West Virginia (excluding the Cedar Bluff area) and the Chattanooga (Tennessee) and New Albany (Indiana) Shales; Coal-bed methane includes ARP’s production located in the Raton Basin in northern New Mexico, the Black Warrior Basin in central Alabama, the Cedar Bluff area of West Virginia and Virginia, and the Arkoma Basin in eastern Oklahoma; Mid-Continent includes ARP’s production located in the Mississippi Lime and Hunton plays and the Niobrara Shale (northeastern Colorado).

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas and oil. The following table presents production revenues and average sales prices for AGP’s and ARP’s natural gas, oil, and NGLs production for the three months ended March 31, 2016 and 2015, along with average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Three Months Ended March 31,
	2016	2015
Production revenues (in thousands): (1)
Atlas Resource Partners:
Natural gas revenue	$31,284	$66,541
Oil revenue	15,312	32,385
NGLs revenue	1,896	5,323
Total revenues	$48,492	$104,249
Atlas Growth Partners:
Natural gas revenue	$87	$177
Oil revenue	2,934	2,015
NGLs revenue	80	119
Total revenues	$3,101	$2,311
Total production revenues:
Natural gas revenue	$31,371	$66,718
Oil revenue	18,246	34,400
NGLs revenue	1,976	5,442
Total revenues	$51,593	$106,560

Average sales price:
Atlas Resource Partners:
Natural gas (per Mcf):(2)

	Three Months Ended March 31,
	2016	2015
Total realized price, after hedge(3)(4)	$3.41	$3.58
Total realized price, before hedge(3)	$1.78	$2.54
Oil (per Bbl):(2)
Total realized price, after hedge(4)	$77.16	$80.81
Total realized price, before hedge	$29.51	$43.46
NGLs (per Bbl):(2)
Total realized price, after hedge(4)	$8.31	$22.49
Total realized price, before hedge	$8.31	$14.10
Atlas Growth Partners:
Natural gas (per Mcf):(2)
Total realized price, after hedge	$1.91	$2.70
Total realized price, before hedge	$1.91	$2.70
Oil (per Bbl):(2)
Total realized price, after hedge(4)	$30.62	$45.68
Total realized price, before hedge	$28.33	$45.68
NGLs (per Bbl):(2)
Total realized price, after hedge	$10.34	$13.25
Total realized price, before hedge	$10.34	$13.25

Production costs (per Mcfe):(2)
Atlas Resource Partners:
Lease operating expenses(5)	$1.25	$1.35
Production taxes	0.18	0.24
Transportation and compression	0.26	0.23
	$1.69	$1.82
Atlas Growth Partners:
Lease operating expenses(5)	$0.85	$0.94
Production taxes	0.21	0.31
Transportation and compression	0.08	0.03
	$1.14	$1.28
Total production costs:
Lease operating expenses(5)	$1.24	$1.35
Production taxes	0.18	0.24
Transportation and compression	0.25	0.22
	$1.67	$1.81

(1)

Production revenue excludes the impact of $0.2 million of cash settlements for the three months ended March 31, 2016, on AGP’s oil derivative contracts which were entered into subsequent to the Company’s decision to discontinue hedge accounting beginning on January 1, 2015. Includes the impact of cash settlements on ARP’s commodity derivative contracts not previously included within accumulated other comprehensive income following ARP’s decision to de-designate hedges beginning on January 1, 2015, consisting of $28.5 million associated with natural gas derivative contracts and $16.7 million associated with crude oil derivative contracts for the three months ended March 31, 2016, and $5.6 million associated with natural gas derivative contracts, $7.9 million associated with crude oil derivative contracts, and $1.7 million associated with natural gas liquids derivative contracts for the three months ended March 31, 2015 (see “Item 1. Financial Statements – Note 5”).

(2) “Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.

(3)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three months ended March 31, 2016 and 2015. Including the effect of this subordination, ARP’s average realized gas sales price was $3.37 per Mcf ($1.74 per Mcf before the effects of financial hedging) and $3.53 per Mcf ($2.48 per Mcf before the effects of financial hedging) for the three months ended March 31, 2016 and 2015, respectively.

(4)

Includes the impact of $0.2 million of cash settlements for the three months ended March 31, 2016, on AGP’s oil derivative contracts which were entered into subsequent to the Company’s decision to discontinue hedge accounting beginning on January 1, 2015. Includes the impact of cash settlements on ARP’s commodity derivative contracts not previously included within accumulated other comprehensive income following ARP’s decision to de-designate hedges beginning on January 1, 2015, consisting of $28.5 million associated with natural gas derivative contracts and $16.7 million associated with crude oil derivative contracts for the three months ended March 31, 2016, and $5.6 million associated with natural gas derivative contracts, $7.9 million associated with crude oil derivative contracts, and $1.7 million associated with natural gas liquids derivative contracts for the three months ended March 31, 2015 (see “Item 1. Financial Statements – Note 5”).

(5)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for three months ended March 31, 2016 and 2015. Including the effects of these costs, ARP’s total lease operating expenses per Mcfe were $1.23 per Mcfe ($1.66 per Mcfe for total production costs) and $1.33 per Mcfe ($1.80 per Mcfe for total production costs) for the three months ended March 31, 2016 and 2015, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.21 per Mcfe ($1.65 per Mcfe for total production costs) and $1.32 per Mcfe ($1.79 per Mcfe for total production costs) for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gas and oil production revenues	$51,593	$106,560
Gas and oil production costs	$36,656	$45,989
Total production costs per mcfe	$1.67	$1.81

The $55.0 million decrease in production revenues consisted of a $24.0 million decrease attributable to ARP’s coal-bed methane operations, a $13.3 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls operations, an $8.9 million decrease associated with ARP’s Rangely operations, a $3.1 million decrease attributable to AGP’s and ARP’s Eagle Ford operations, a $3.3 million decrease attributable to ARP’s Mid-Continent operations and a $2.4 million decrease attributable to ARP’s Appalachia operations.

The $9.3 million decrease in production costs primarily consisted of a $4.4 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls assets, a $3.1 million decrease attributable to ARP’s coal-bed methane assets, a $1.4 million decrease attributable to ARP’s Appalachia operations, a $0.8 million decrease attributable to ARP’s Mid-Continent assets and a $0.1 million decrease attributable to ARP’s Rangely assets, partially offset by a $0.5 million increase attributable to AGP’s and ARP’s Eagle Ford assets. Total production costs per Mcfe decreased between the periods primarily as a result of continued efforts to reduce operating costs in each of our areas of production.

Well Construction and Completion

Drilling Program Results. At March 31, 2016, our well construction and completion revenues and expenses consisted solely of ARP’s activities. The number of wells ARP drills will vary within ARP’s partnership management segment depending on the amount of capital it raises through its Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships ARP sponsors. The following table presents the amounts of Drilling Partnership investor capital raised and deployed, as well as sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Drilling partnership investor capital:
Raised	$—	$—
Deployed	$2,100	$23,655

Average construction and completion:
Revenue per well	$4,200	$2,290
Cost per well	3,652	1,991
Gross profit per well	$548	$299
Gross profit margin	$274	$3,085
Partnership net wells associated with revenue recognized(1):
Appalachia - Utica	—	1
Barnett/Marble Falls	—	5
Eagle Ford	1	—
Mississippi Lime/Hunton	—	4
Total	1	10

(1)	Consists of ARP’s Drilling Partnership net wells for which well construction and completion revenue was recognized on a “cost-plus” basis.

The $2.8 million decrease in well construction and completion gross profit margin consisted of a $2.9 million decrease related to fewer wells recognized for revenue within ARP’s Drilling Partnerships, partially offset by a $0.1 million increase associated with ARP’s higher gross profit margin per well. Average revenue and cost per well increased between periods due primarily to capital deployment for ARP’s Eagle Ford Shale wells, which have a higher completion cost, during the three months ended March 31, 2016 in comparison to capital deployment primarily for lower cost Marble Falls wells during the prior year period. As ARP’s drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in its average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells ARP drills.

Administration and Oversight

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Administration and oversight revenues	$455	$1,259

At March 31, 2016, our administration and oversight revenues and expenses consist solely of ARP’s activities. Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s Drilling Partnerships. Typically, ARP receives a lower administration and oversight fee related to shallow, vertical wells it drills within the Drilling Partnerships, such as those in the Marble Falls play, as compared to deep, horizontal wells, such as those drilled in the Marcellus Shale and the Utica Shales. The following table presents the number of gross and net development wells ARP drilled for its Drilling Partnerships during the three months ended March 31, 2016 and 2015. There were no exploratory wells drilled during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Gross partnership wells drilled:
Barnett/Marble Falls	—	2
Mississippi Lime/Hunton	—	2
Total	—	4
Net partnership wells drilled:
Barnett/Marble Falls	—	2
Mississippi Lime/Hunton	—	1
Total	—	3

The $0.8 million decrease in administration and oversight fee revenues was due to a decrease in the number of wells spud within the current year period compared with the prior year period.

Well Services

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Well services revenues	$4,432	$6,624
Well services expenses	$2,178	$2,198

At March 31, 2016, our well services revenues and expenses consisted solely of ARP’s activities. Well services revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs, including work performed for ARP’s Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which ARP serves as operator.

The $2.2 million decrease in well services revenue is primarily related to lower fee revenue associated with ARP’s salt water gathering and disposal systems within the Mississippi Lime and Marble Falls plays, which are utilized by ARP’s Drilling Partnership wells, and an increased number of ARP’s wells having been shut in, which results in a reduction of the monthly operating fees which ARP charges its Drilling Partnerships.

Gathering and Processing

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gathering and processing margin	$(784)	$(233)

At March 31, 2016, our gathering and processing margin consisted solely of ARP’s activities. Gathering and processing revenues and expenses include gathering fees ARP charges to its Drilling Partnership wells and the related expenses and gross margin for ARP’s processing plants in the New Albany Shale and the Chattanooga Shale. Generally, ARP charges a gathering fee to its Drilling Partnership wells equivalent to the fees it remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of its gathering expenses, specifically those in the Appalachian Basin, will generally exceed the revenues collected from the Drilling Partnerships by approximately 3%.

The $0.6 million unfavorable movement in gathering and processing margin was principally due to lower gathering fees, particularly from ARP’s Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing ARP’s gathering pipeline, in comparison with the prior year period.

Other Revenues and Expenses

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Other Revenues
Gain on mark-to-market derivatives	$46,453	$105,585
Other, net	325	(68)

Other Expenses
General and administrative:
Atlas Energy Group	$2,154	$20,215
Atlas Growth Partners	2,689	4,578
Atlas Resource Partners	17,077	17,135
Total general and administrative	$21,920	$41,928
Depreciation, depletion and amortization:
Atlas Growth Partners	$4,227	$1,465
Atlas Resource Partners	30,045	42,991
Total depreciation, depletion and amortization	$34,272	$44,456
Interest expense:
Atlas Energy Group	$1,743	$9,554
Atlas Resource Partners	27,705	25,197
Total interest expense	$29,448	$34,751
(Gain) loss on asset sales and disposal – Atlas Resource Partners	$(9)	$11
(Gain) loss on extinguishment of debts, net:
Atlas Energy Group	$6,053	$—
Atlas Resource Partners	(26,498)	—
Total (gain) loss on extinguishment of debts, net	$(20,445)	$—
(Income) loss attributable to non-controlling interests	(5,340)	(58,298)

Gain on Mark-to-Market Derivatives. ARP and AGP recognize changes in the fair value of their derivatives immediately within gain (loss) on mark-to-market derivatives on their consolidated statements of operations. The recognized gains are due to decreases in commodity future prices during each respective period.

General and Administrative Expenses. Our $18.1 million decrease in general and administrative expenses for the three months ended March 31, 2016 is primarily due to a $17.2 million decrease in non-recurring transaction costs attributable to our spin-off from Atlas Energy during the prior year period, and a $3.0 million decrease in other corporate activities, partially offset by a $2.1 million increase in stock compensation expense. AGP’s $1.9 million decrease in general and administrative expenses from the comparable prior year period is due to a decrease in salaries, wages and other corporate activities due to the completion of its private placement offering in June 2015.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization was primarily due to a $10.8 million decrease in AGP’s and ARP’s depletion expense. The following table presents total depletion expense, depletion as a percent of gas and oil production revenue and depletion expense per Mcfe for ARP’s and AGP’s operations for the respective periods (in thousands, except for percentage and per Mcfe data):

	Three Months Ended March 31,
	2016	2015
Depletion expense:
Total	$30,769	$41,582
Depletion expense as a percentage of gas and oil production revenue	60%	39%
Depletion per Mcfe	$1.38	$1.62

Depletion expense varies from period to period and is directly affected by changes in ARP’s gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of ARP’s gas and oil properties. The decreases in depletion expense and depletion expense per Mcfe when compared with the comparable prior year period was due to impairments of ARP’s proved properties recorded in the third and fourth quarters of 2015 as a result of lower forecasted commodity prices, which reduced the depletable cost basis of ARP’s proved gas and oil properties in the current quarter.  The increase in the depletion expense as a percentage of gas and oil revenues when compared with the comparable prior year period was due to a decrease in ARP’s gas and oil revenues as a result of lower commodity prices and production volumes in the current quarter, partially offset by the decrease in depletion expense described above. The fluctuations in depletion expense, depletion expenses as a percentage of gas and oil revenues and depletion expenses per Mcfe, were all partially offset by an increase in AGP’s depletion expense associated with the expansion of its Eagle Ford operations.

Interest Expense. The decrease in our interest expense consisted of $5.7 million of accelerated amortization of the deferred financing costs associated with the portion of Atlas Energy’s Term Loan Facility allocated to us in February 2015, $1.3 million of discount amortization for our Term Loan Facilities during the three months ended March 31, 2015 and a $1.0 million decrease in interest on outstanding term loans primarily resulting from lower outstanding borrowings and the refinancing of the Deutsche Bank Term Loan in 2015 to the Riverstone Term Loan Facilities in March 2016 that among other things decreased the interest rate by approximately 6% per annum, partially offset by $0.2 million in amortization of deferred financing costs for the current Riverstone Term Loan Facilities during the three months ended March 31, 2016. The increase in ARP’s interest expense consisted of a $3.8 million increase associated with ARP’s Term Loan Facility entered into February 2015, a $1.5 million decrease in capitalized interest due to lower capital spending, a $1.1 million increase associated with amortization of ARP’s deferred financing costs and a $0.8 million increase associated with higher outstanding borrowings under ARP’s revolving credit facility, partially offset by a $4.3 million decrease associated with accelerated amortization of ARP’s deferred financing costs resulting from a reduction of the borrowing base of its credit facility in February 2015 and a $0.4 million decrease associated with interest expense on ARP’s Senior Notes due to ARP’s repurchases in January and February of 2016.

Gain on Early Extinguishment of Debt. The gain on early extinguishment of debt for the three months ended March 31, 2016 represents a $26.5 million gain related to the repurchase of a portion of ARP’s 7.75% and 9.25% Senior Notes, partially offset by $3.7 million of accelerated amortization of deferred financing costs and $2.4 million of prepayment penalties related to the restructuring of our Term Loan Facility with Riverstone. Of ARP’s $26.5 million gain, $27.4 million related to the gain from the redemption of the principal values and accrued interest, partially offset by $0.9 million related to the accelerated amortization of the related deferred financing costs.

Income Attributable to Non-Controlling Interests. Income attributable to non-controlling interests includes an allocation of ARP’s and AGP’s net income (losses) to non-controlling interest holders. The movement in income attributable to non-controlling interests between the three months ended March 31, 2016 and the prior year comparable period was primarily due to ARP’s substantially lower level of net income during the current year period. ARP’s reduction in net income primarily related to the $59.1 million decrease in the gain on mark-to-market derivatives during the three months ended March 31, 2016 and the decrease in commodity prices during the three months ended March 31, 2016, partially offset by the decrease in our ownership interests in ARP during the three months ended March 31, 2016.

Liquidity and Capital Resources

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in ARP, AGP, and Lightfoot. Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures, and distributions to unitholders, which we expect to fund through operating cash flow, and cash distributions received.

We rely on the cash flows from the distributions received on our ownership interests in ARP, AGP, and Lightfoot. The amount of cash that ARP and AGP can distribute to their partners, including us, principally depends upon the amount of cash they each generate from their operations. ARP’s and AGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted ARP’s and AGP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on ARP’s and AGP’s liquidity position and ability to make distributions. Reductions of such distributions to us would adversely affect our ability to fund our cash requirements and obligations and meet our financial covenants under our credit agreements.

On May 5, 2016, the Board of Directors elected to suspend ARP’s common unit and Class C preferred distributions, beginning with the month of March of 2016, due to the continued lower commodity price environment. As a result of ARP’s distribution suspension and uncertainty regarding future covenant compliance, we classified $70.8 million of our outstanding amounts on our first and second lien credit agreements, net of $0.2 million deferred financing costs, as current portion of long-term debt within our condensed combined consolidated balance sheet as of March 31, 2016. To the extent commodity prices remain low or decline further, we, ARP or AGP experience disruptions in the financial markets impacting our/their respective longer-term access to or cost of capital, or ARP experiences any of the other impacts to its liquidity discussed below, our/their respective ability to fund capital expenditures or future growth projects may be further impacted. Based on projected market conditions, continued declines in commodity prices and recent conversations with its administrative agent, ARP expects that its borrowing base will be redetermined to a level below its outstanding borrowings of $672.0 million under the ARP Credit Agreement (as defined below) as of March 31, 2016. If ARP’s borrowing base is redetermined below its current outstanding borrowings and ARP is unable to repay the deficiency or deposit additional collateral to eliminate such deficiency, or if ARP experiences any other event of default on its debt obligations, or if other debt agreements cross-default, and the lenders accelerate the maturity of any other outstanding debts, we and ARP, as applicable, will not have sufficient liquidity to repay all of the outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern.

We, ARP and AGP continually monitor our/their respective capital markets and their capital structures and may make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. For example, we and ARP could pursue options such as refinancing, restructuring or reorganizing our/its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. There is no certainty that we or ARP will be able to implement any such options, and we and ARP cannot provide any assurances that any refinancing or changes to our or its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for its stakeholders, including cancellation of debt income (“CODI”) which would be directly allocated to its unitholders and reported on such unitholders’ separate returns (see Item 1A – Risk Factors for additional information). It is possible additional adjustments to our, ARP’s or AGP’s strategic plan and outlook may occur based on market conditions and our/their respective needs at that time, which could include selling assets, liquidating all or a portion of ARP’s hedge portfolio, seeking additional partners to develop our/their respective assets, reducing or suspending the payments of distributions to preferred unitholders and/or reducing our/their respective planned capital programs. Strategies involving further reduction or suspension of distributions to unitholders by AGP would adversely affect our ability to fund our cash requirements and obligations.

Atlas Resource Partners - Liquidity and Capital Resources

ARP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under its credit facilities and equity and debt offerings. ARP’s future cash flows are subject to a number of variables, including oil and natural gas prices. The lower commodity prices discussed above have negatively impacted ARP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on ARP’s liquidity position.

On May 10, 2016, ARP entered into a ninth amendment (the “Ninth Amendment”) to its Second Amended and Restated Credit Agreement, dated July 31, 2013 (as amended from time to time, the “ARP Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, to, among other things, waive the requirement that ARP’s ratio of current assets to current liabilities (as calculated pursuant to the ARP Credit Agreement) not be less than 1.0 to 1.0 as of March 31, 2016 and waive the requirement that ARP’s ratio of the total First Lien Debt to EBITDA (as calculated pursuant to the ARP Credit Agreement) not be greater than 2.75 to 1.0 as of March 31, 2016, and required ARP to repay $2.5 million of outstanding borrowings. ARP is party to a Second Lien Credit Agreement, dated February 23, 2015, with certain lenders and Wilmington Trust, National Association, as administrative agent (the “ARP Term Loan Facility”), which contains the same financial covenants as those in the ARP Credit Agreement.  Such financial covenants were automatically waived as a result of the Ninth Amendment to the ARP Credit Agreement. Based on the terms of the Ninth Amendment to the ARP Credit Agreement and uncertainty regarding future covenant compliance, we classified $672.0 million of ARP’s outstanding amounts under the ARP Credit Agreement and $234.2 million of ARP’s outstanding amounts under the ARP Term Loan Facility, net of $10.0 million deferred financing costs and $5.8 million unamortized discount, as current portion of long-term debt within our condensed consolidated balance sheet as of March 31, 2016.

ARP’s borrowing base, and thus its borrowing capacity, under the ARP Credit Agreement is impacted by the level of its oil and natural gas reserves. Downward revisions of its oil and natural gas reserves volume and value due to low commodity prices, the impact of lower estimated capital spending in response to lower prices, performance revisions, sales of assets or the incurrence of certain types of additional debt, among other items, could cause a reduction of its borrowing base in the future, and these reductions could be significant.  The ARP Credit Agreement is currently in the process of its semi-

annual redetermination. Based on projected market conditions, continued declines in commodity prices and recent conversations with its administrative agent, ARP expects that its borrowing base will be redetermined to a level below its outstanding borrowings of $672.0 million under the ARP Credit Agreement as of March 31, 2016. In the case of a borrowing base deficiency, the ARP Credit Agreement requires ARP to repay the deficiency, which it is permitted to do in equal monthly installments over a four-month period, or deposit additional collateral to eliminate such deficiency.  If ARP’s borrowing base is redetermined below its current outstanding borrowings and ARP is unable to repay the deficiency or deposit additional collateral to eliminate such deficiency, there would be substantial doubt regarding ARP’s ability to continue as a going concern.

In addition, if ARP is unable to remain in compliance with the covenants under its credit facilities or the indentures governing its senior notes, absent relief from its lenders or noteholders, as applicable, ARP may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under ARP’s credit facilities or holders or its notes, as applicable, could elect to declare all amounts outstanding immediately due and payable and the lenders could terminate all commitments to extend further credit. A breach of any of the covenants (including if ARP’s borrowing base is redetermined below its current outstanding borrowings and it is unable to repay the deficiency or deposit additional collateral to eliminate such deficiency) in these credit facilities or the indentures governing ARP’s senior notes, respectively, could result in an event of default thereunder as well as a cross-default under ARP’s other debt agreements and, in either case, our credit agreement.  If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, ARP will not have sufficient liquidity to repay all of its outstanding indebtedness, and as a result, there would be substantial doubt regarding ARP’s ability to continue as a going concern.

As discussed above, ARP continually monitors the capital markets and its capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency. Although ARP has a significant hedge position for the remainder of 2016 through 2018, the forecasted long-term downturn in commodity prices has had a detrimental impact on ARP’s financial position. For example, ARP could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. ARP is evaluating various options with the lenders under the ARP Credit Agreement and ARP Term Loan Facility, and holders of ARP’s Senior Notes, but there is no certainty that ARP will be able to implement any such options, and ARP cannot provide any assurances that any refinancing or changes in its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for its stakeholders, including CODI which would be directly allocated to its unitholders and reported on such unitholders’ separate returns (see Item 1A – Risk Factors for additional information).

ARP also continues to implement various cost saving measures to reduce its capital, operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. ARP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs. ARP cannot provide any assurances that any of these efforts will be successful or will result in cost reductions or cash flows or the timing of any such cost reductions or additional cash flows. It is also possible additional adjustments to ARP’s plan and outlook may occur based on market conditions and ARP’s needs at that time, which could include selling assets, liquidating all or a portion of its hedge portfolio, seeking additional partners to develop its assets, reducing or suspending the payments of distributions to preferred unitholders and/or reducing its planned capital program.  In addition, to the extent commodity prices remain low or decline further, or ARP experiences disruptions in ARP’s longer-term access to or cost of capital, ARP’s ability to fund future capital expenditures or growth projects may be further impacted.

Atlas Growth Partners - Liquidity and Capital Resources

AGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including its recent private placement. AGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted AGP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on AGP’s liquidity position.

Cash Flows—Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(33,326)	$(49,195)
Net cash used in investing activities	(17,085)	(87,228)
Net cash provided by financing activities	67,191	91,607

The decrease in cash flows used in operating activities when compared with the comparable prior year period was primarily due to:

•	a decrease in our subsidiaries’ gas and oil production revenues, excluding the effects of hedging activities, of $31.1 million due to lower commodity pricing and production volumes;
•

a decrease of $26.8 million in distributions paid to subsidiaries’ unitholders primarily due to a reduction in ARP’s monthly cash distribution per common limited partner unit from $0.1966 per unit to $0.0125 per unit; and

•

a decrease in our working capital of $4.9 million primarily due to lower accounts receivable, as a result of revenue declines, lower subscription receivables, due to a decline in fund raising for well drilling activities, partially offset by a decrease in accounts payable, as a result of lower operating activities; partially offset by

•	an increase in our subsidiaries’ total cash settlements on commodity derivative contracts of $6.4 million as a result of lower commodity pricing.

The decrease in cash flows used in investing activities when compared with the comparable prior year period was primarily due to:

•	a decrease of $33.7 million in capital expenditures due to lower capital expenditures related to our subsidiaries’ drilling activities; and
•

a decrease of $32.7 million in net cash paid for acquisitions due primarily to ARP’s and AGP’s deferred purchase price payments and working capital settlements for ARP’s and AGP’s Eagle Ford acquisition.

The decrease in cash flows provided by financing activities when compared with the comparable prior year period was primarily due to:

•

a decrease of $242.5 million in net borrowings under ARP’s term loan and credit facilities due to the second lien term loan proceeds of $242.5 million issued in the first quarter of 2015, net of $7.5 million of discount;

•	a decrease of $40.0 million related to the issuance of our Series A preferred units;
•

a decrease of $24.4 million in net proceeds from the issuance of AGP’s common limited partner units under its private placement offering in the first quarter of 2015 and the issuance of ARP’s common limited partner units in the first quarter of 2015 under ARP’s equity distribution program;

•	an increase of $5.5 million related to ARP’s senior note repurchases in the first quarter of 2016; and
•	an increase of $1.0 million in distributions paid to preferred unitholders primarily due to the issuance of the Series A preferred units in the first quarter of 2015; partially offset by
•	an increase of $217.0 million in net borrowings on ARP’s revolving credit facility;
•

a decrease of $40.5 million in net repayments under our term loan facilities due to our $148.1 million payment to Atlas Energy in connection with the repayment of Atlas Energy’s then existing term loan in the first quarter of 2015, which was partially funded by the $115.3 million interim and term loan A facilities, net of $12.5 million of discount, entered into in the first quarter of 2015, and $11.9 million in repayments on the interim and term loan A facilities during the first quarter of 2015, partially offset by $4.3 million in net repayments in the first quarter of 2016 on our term loan facilities;

•	an increase of $19.8 million related to the Arkoma transaction adjustment reflected in the first quarter of 2015; and
•	a decrease of $11.8 million in deferred financing costs primarily related to the issuance of ARP’s $250.0 million second lien term loan in the first quarter of 2015;

Capital Requirements

At March 31, 2016, the capital requirements of our subsidiaries’ natural gas and oil production consist primarily of expenditures to maintain or increase production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures. The following table summarizes consolidated total capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

Three Months Ended March 31,

	2016	2015
Total Capital Expenditures:
Atlas Resource Partners	$13,170	$42,498
Atlas Growth Partners	5,549	9,943
Total	$18,719	$52,441

Atlas Resource Partners. During the three months ended March 31, 2016, ARP’s total capital expenditures consisted primarily of $7.6 million for wells drilled exclusively for ARP’s own account compared with $12.3 million for the comparable prior year period, $0.8 million of investments in its Drilling Partnerships compared with $13.6 million for the prior year comparable period, $1.2 million of leasehold acquisition costs compared with $2.4 million for the prior year comparable period and $3.6 million of corporate and other costs compared with $14.2 million for the prior year comparable period.

Atlas Growth Partners. During the three months ended March 31, 2016, AGP’s $5.5 million of total capital expenditures consisted primarily of its wells drilled and leasehold acquisition costs. During the three months ended March 31, 2015, AGP’s $9.9 million of total capital expenditures consisted primarily of its wells drilled and leasehold acquisition costs.

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

As of March 31, 2016, our subsidiaries are committed to expending approximately $9.1 million on drilling and completion and other capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2016, our subsidiaries’ off-balance sheet arrangements were limited to ARP’s letters of credit outstanding of $4.2 million, and commitments to spend $9.1 million related to ARP’s and AGP’s drilling and completion and capital expenditures, excluding acquisitions.

ARP is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. ARP has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally for Drilling Partnerships with this structure, ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and ARP may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by ARP to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of March 31, 2016, management believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

CREDIT FACILITIES

As of March 31, 2016, we had not guaranteed any of ARP’s or AGP’s obligations or debt instruments.

Term Loan Facilities

First Lien Credit Agreement. On March 30, 2016, we, together with the Borrowers and Atlas Lightfoot, LLC, entered into the First Lien Credit Agreement.

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement, with $35.0 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively. In connection with the execution of the Third Amendment, the Borrower made a prepayment of approximately $4.25 million of the outstanding principal, which was classified as current portion of long-term debt on our condensed combined consolidated balance sheet at December 31, 2015, and $0.5 million of interest. The Third Amendment amended the First Lien Credit Agreement to, among other things:

•	provide the ability for us and the Borrower to enter into the new Second Lien Credit Agreement (defined below);
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

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into the Second Lien Credit Agreement with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement.

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

In connection with the Second Lien Credit Agreement, on April 27, 2016, we issued to the Lenders, warrants (the “Warrants”) to purchase up to 4,668,044 common units representing limited partner interests at an exercise price of $0.20 per unit. The Warrants expire on March 30, 2026 and are subject to customary anti-dilution provisions. On April 27, 2016, we entered into a registration rights agreement pursuant to which we agreed to register the offer and resale of our common units underlying the Warrants as well as any common units issued as in-kind interest payments under the Second Lien Credit Agreement. The Warrants expire on March 30, 2026 and are subject to customary anti-dilution provisions. The Warrants include a cashless exercise provision entitling the Lenders to surrender a portion of the underlying common units that has a value equal to the aggregate exercise price in lieu of paying cash upon exercise of a warrant.

In connection with the issuance and sale of the Warrants, we entered into a registration rights agreement with the Lenders, dated April 27, 2016 (the “Registration Rights Agreement”), relating to the registered resale of the common units underlying the Warrants, as well as any common units issued as in-kind interest payments under the Second Lien Credit Agreement. Pursuant to the Registration Rights Agreement, we are required to file a shelf registration statement within 90 days of request by the Lenders and to use commercially reasonable efforts to cause such registration statement to become effective within 120 days of such request. In certain circumstances, the Lenders will have piggyback registration rights on certain registered offerings and will have rights to request an underwriter offering.

As a result of the Third Amendment to the First Lien Credit Agreement and the Second Lien Credit Agreement, ARP’s distribution suspension, and uncertainty regarding ARP’s future covenant compliance, we classified $70.8 million of our outstanding amounts on our first and second lien credit agreements, net of $0.2 million deferred financing costs, as current portion of long-term debt within our condensed combined consolidated balance sheet as of March 31, 2016.  We and ARP’s future debt maturities, excluding any future payment-in-kind interest payments, are as follows: $992.9 million and $667.7 million respectively, for the years ending December 31, 2017 and 2021, respectively.

ARP Credit Facility

ARP is a party to a ARP Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which provides for a senior secured revolving credit facility with a borrowing base of $700.0 million as of March 31, 2016 and a maximum facility amount of $1.5 billion scheduled to mature in July 2018. At March 31, 2016, $672.0 million was outstanding under the credit facility.

ARP’s borrowing base is scheduled for semi-annual redeterminations in May and November of each year. Up to $20.0 million of the revolving credit facility may be in the form of standby letters of credit, of which $4.2 million was outstanding at March 31, 2016. ARP’s obligations under the facility are secured by mortgages on its oil and gas properties and first priority security interests in substantially all of its assets. Additionally, obligations under the facility are guaranteed by certain of ARP’s material subsidiaries, and any non-guarantor subsidiaries of ARP are minor. At March 31, 2016, the weighted average interest rate on outstanding borrowings under the credit facility was 3.6%.

The ARP Credit Agreement contains customary covenants including, without limitation, covenants that limit ARP’s ability to incur additional indebtedness (but which permits second lien debt in an aggregate principal amount of up to $300.0 million and third lien debt that satisfies certain conditions including pro forma financial covenants), grant liens, make loans or investments, make distributions if a borrowing base deficiency or default exists or would result from the distribution, merge or consolidate with other persons, or engage in certain asset dispositions including a sale of all or substantially all of its assets.  The ARP Credit Agreement also requires that ARP maintain a ratio of First Lien Debt to EBITDA (ratio as defined in the Credit Agreement) of not greater than 2.75 to 1.00, and a ratio of current assets to current liabilities (ratio as defined in the ARP Credit Agreement) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

On May 10, 2016, ARP entered into the Ninth Amendment to the ARP Credit Agreement, to, among other things, waive the requirement that ARP’s ratio of current assets to current liabilities (as calculated pursuant to the ARP Credit Agreement) not be less than 1.0 to 1.0 as of March 31, 2016 and waive the requirement of that ARP’s ratio of the total First Lien Debt to EBITDA (as calculated pursuant to the ARP Credit Agreement) not be greater than 2.75 to 1.0 as of March 31, 2016, and required ARP to repay $2.5 million of outstanding borrowings. As a result of the Ninth Amendment to the ARP Credit Agreement and uncertainty regarding future covenant compliance, we classified $672.0 million of ARP’s outstanding amounts under the ARP Credit Agreement as current portion of long-term debt within our condensed consolidated balance sheet as of March 31, 2016. See Note 2 for additional disclosure regarding ARP’s liquidity and capital resources.

ARP’s Credit Agreement is currently in the process of its semi-annual redetermination. Based on projected market conditions, continued declines in commodity prices and recent conversations with its administrative agent, ARP expects that its borrowing base will be redetermined to a level below its outstanding borrowings under the ARP Credit Agreement as of March 31, 2016. In the case of a borrowing base deficiency, the ARP Credit Agreement requires ARP to repay the deficiency, which it is permitted to do in equal monthly installments over a four-month period, or deposit additional collateral to eliminate such deficiency.  See our Liquidity and Capital Resources section for further details.

ARP Term Loan Facility

ARP is party to the ARP Term Loan Facility, which provides for a second lien term loan in an original principal amount of $250.0 million. The ARP Term Loan Facility matures on February 23, 2020. The ARP Term Loan Facility is presented in the table above net of unamortized discount of $5.8 million at March 31, 2016.

ARP’s obligations under the ARP Term Loan Facility are secured on a second priority basis by security interests in all of its assets and those of its restricted subsidiaries that guarantee ARP’s existing first lien revolving credit facility. In addition, the obligations under the ARP Term Loan Facility are guaranteed by ARP’s material restricted subsidiaries. At March 31, 2016, the weighted average interest rate on outstanding borrowings under the ARP Term Loan Facility was 10.0%.

The ARP Term Loan Facility contains customary covenants including, without limitation, covenants that limit ARP’s ability to make restricted payments, take on indebtedness, issue preferred stock, grant liens, conduct sales of assets and subsidiary stock, make distributions from restricted subsidiaries, conduct affiliate transactions and engage in other business activities. In addition, the ARP Term Loan Facility contains covenants substantially similar to those in the ARP Credit Agreement, including, among others, restrictions on swap agreements, debt of unrestricted subsidiaries, drilling and operating agreements and the sale or discount of receivables. The financial covenants of the Term Loan Facility were automatically waived as a result of the Ninth Amendment to the Credit Agreement. Based on the terms of the Ninth Amendment to the Credit Agreement and uncertainty regarding future covenant compliance, we classified $234.2 million of ARP’s outstanding amounts on the ARP Term Loan Facility, net of $10.0 million deferred financing costs and $5.8 million unamortized discount, as current portion of long-term debt within our condensed consolidated balance sheet as of March 31, 2016. See our Liquidity and Capital Resources section for further details.

ARP Senior Notes

At March 31, 2016, ARP had $354.4 million outstanding of its 7.75% senior unsecured notes due 2021 (“7.75% ARP Senior Notes”). The 7.75% ARP Senior Notes were presented net of a $0.4 million unamortized discount as of March 31, 2016.

At March 31, 2016, ARP had $312.1 million outstanding of its 9.25% senior unsecured notes due 2021 (“9.25% ARP Senior Notes”). The 9.25% ARP Senior Notes were presented net of a $0.9 million unamortized discount as of March 31, 2016.

In January and February 2016, ARP executed transactions to repurchase portions of its senior unsecured notes.  As of March 31, 2016, ARP repurchased approximately $20.3 million of its 7.75% Senior Notes due 2021 and approximately $12.1 million of its 9.25% Senior Notes due 2021 for approximately $5.5 million, which includes $0.6 million of interest.  As a result of these transactions, ARP recognized approximately $26.5 million as gain on early extinguishment of debt in the first quarter of 2016.

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

The indentures governing the 7.75% ARP Senior Notes and 9.25% ARP Senior Notes contain covenants including, without limitation, covenants that limit ARP’s ability to incur certain liens, incur additional indebtedness; declare or pay distributions if an event of default has occurred; redeem, repurchase, or retire equity interests or subordinated indebtedness; make certain investments; or merge, consolidate or sell substantially all of ARP’s assets. ARP was in compliance with these covenants as of March 31, 2016.

ATLAS RESOURCE PARTNERS SECURED HEDGE FACILITY

At March 31, 2016, ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantees their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets.

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

ATLAS GROWTH PARTNERS SECURED CREDIT FACILITY

On May 1, 2015, AGP entered into a secured credit facility agreement with a syndicate of banks. As of March 31, 2016, the lenders under the credit facility have no commitment to lend to AGP under the credit facility, but AGP and its subsidiaries have the ability to enter into derivative contracts to manage their exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on AGP’s oil and gas properties and first priority security interest in substantially all of its assets. The credit facility may be amended in the future if AGP and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit the ability of AGP and its subsidiaries to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. In addition, AGP’s credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

ISSUANCE OF UNITS

We recognize gains or losses on ARP’s and AGP’s equity transactions as credits or debits, respectively, to unitholders’ equity on our condensed combined consolidated balance sheets rather than as income or loss on our condensed combined consolidated statements of operations. These gains or losses represent our portion of the excess or the shortage of the net offering price per unit of each of ARP’s and AGP’s common units as compared to the book carrying amount per unit.

On February 27, 2015 we issued and sold an aggregate of 1.6 million of our newly created Series A convertible preferred units, with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), at a purchase price of $25.00 per unit to certain members of our management, two management members of the Board, and outside investors. Holders of the Series A Preferred Units are entitled to monthly distributions of cash at a rate equal to the greater of (i) 10% of the liquidation preference per annum, increasing to 12% per annum, 14% per annum and 16% per annum on the first, second and third anniversaries of the of the private placement, respectively or (ii) the monthly equivalent of any cash distribution declared by us to holders of our common units, as well as Series A Preferred Units at a rate equal to 2% of the liquidation preference per annum. All or a portion of the Series A Preferred Units will be convertible into our units at the option of the holder at any time following the later of (i) the one year anniversary of the distribution and (ii) receipt of unitholder approval. The conversion price will be equal to the greater of (i) $8.00 per common unit; and (ii) the lower of (a) 110.0% of the volume weighted average price for our common units over the 30 trading days following the distribution date; and (b) $16.00 per common unit. We sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The Series A Preferred Units resulted in proceeds to us of $40.0 million. We used the proceeds to fund a portion of the $150.0 million payment by us to Atlas Energy related to the repayment of Atlas Energy’s term loan (see Note 2). The Series A Purchase Agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities.

On August 26, 2015, at a special meeting of our unitholders, the unitholders approved changes to the terms of the Series A Preferred Units to provide that each Series A Preferred Unit will be convertible into common units at the option of the holder.

Atlas Resource Partners

ARP has an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP may sell from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP may also sell common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal would be pursuant to the terms of a separate agreement between ARP and such Agent. During the three months ended March 31, 2016, ARP issued 245,175 common limited partner units under the equity distribution program for net proceeds of $0.2 million, net of approximately $4,000 in commissions and offering expenses paid. During the three months ended March 31, 2015, ARP issued 482,536 common limited partner units under the equity distribution program for net proceeds of $3.9 million, net of $0.1 million in commissions and offering expenses paid.

In August 2015, ARP entered into a distribution agreement with MLV & Co. LLC (“MLV”) which ARP terminated and replaced in November 2015, when ARP entered into a distribution agreement with MLV and FBR Capital Markets & Co. pursuant to which ARP may sell its 8.625% Class D Cumulative Redeemable Perpetual Preferred Units (“Class D ARP Preferred Units”) and 10.75% Class E Cumulative Redeemable Perpetual Preferred Units (“Class E ARP Preferred Units”). ARP did not issue any Class D Preferred Units nor Class E Preferred Units under the August 2015 and November 2015 preferred equity distribution programs for the three months ended March 31, 2016 and 2015.

On March 31, 2015, to partially pay its portion of the quarterly installment related to the Eagle Ford acquisition, ARP issued an additional 800,000 Class D Preferred Units to the seller at a value of $25.00 per unit.

Atlas Growth Partners

On April 5, 2016, we announced that AGP’s registration statement on Form S-1 (Registration Number: 333-207537) was declared effective by the Securities and Exchange Commission.

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

Through the completion of AGP’s private placement offering on June 30, 2015, AGP issued $233.0 million, or 23,300,410 of its common limited partner units, in exchange for proceeds to AGP, net of dealer manager fees and commissions and expenses, of $203.4 million. We purchased 500,010 common units for $5.0 million during the offering. In connection with the issuance of common limited partner units, unitholders received 2,330,041 warrants to purchase AGP’s common units at an exercise price of $10.00 per unit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recently Issued Accounting Standards

See Notes 2 and 4 to our condensed combined consolidated financial statements for additional information related to recently issued accounting standards.

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed combined consolidated financial statements, please refer to our Management’s Discussion and

Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended December 31, 2015.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. Our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2016. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

ARP and AGP are subject to the risk of loss on their derivative instruments that would incurred as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. ARP and AGP maintain credit policies with regard to their counterparties to minimize their overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the quarterly monitoring of our oil, natural gas and NGLs counterparties’ credit exposures; (iii) comprehensive credit reviews on significant counterparties from physical and financial transactions on an ongoing basis; (iv) the utilization of contractual language that affords them netting or set off opportunities to mitigate exposure risk; and (v) when appropriate, requiring counterparties to post cash collateral, parent guarantees or letters of credit to minimize credit risk.  ARP’s assets related to derivatives as of March 31, 2016 represent financial instruments from ten counterparties; all of which are financial institutions that have an “investment grade” (minimum Standard & Poor’s rating of BBB+ or better) credit rating and are lenders associated with ARP’s revolving credit facility. Subject to the terms of ARP’s revolving credit facility, collateral or other securities are not exchanged in relation to derivatives activities with the parties in the revolving credit facility.

Interest Rate Risk. As of March 31, 2016, we had $70.9 million of outstanding borrowings under our term facilities and ARP had $672.0 million of outstanding borrowings under its revolving credit facility and $244.2 million of outstanding borrowings under its term loan facility. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending March 31, 2017 by $9.9 million, excluding the effect of non-controlling interests.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending March 31, 2017 of approximately $1.1 million, net of non-controlling interests.

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

As of March 31, 2016, AGP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1))	Average Fixed Price(1

Crude Oil – Fixed Price Swaps	2016(3)	53,600	$45.585
	2017	37,100	$49.968
	2018	26,500	$48.850

(1)	Volumes for crude oil are stated in barrels.

As of March 31, 2016, ARP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1))	Average Fixed Price(1

Natural Gas – Fixed Price Swaps	2016(3)	40,354,500	$4.226
	2017	50,120,000	$4.221
	2018	40,300,000	$4.168
	2019	15,860,000	$4.019

Natural Gas – Put Options – Drilling Partnerships	2016(3)	1,080,000	$4.150

Crude Oil – Fixed Price Swaps	2016(3)	1,230,800	$81.685
	2017	1,200,000	$77.610
	2018	1,080,000	$76.281
	2019	540,000	$68.371

(2)	Volumes for natural gas are stated in million British Thermal Units. Volumes for crude oil are stated in barrels.
(3)	The production volumes for 2016 include the remaining 9 months of 2016 beginning April 1, 2016.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A:	RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Part I – Item 1A “–Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 except as follows.

Our operations require liquidity for normal operating expenses, servicing our debt, capital expenditures and distributions to our unitholders.

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in ARP, AGP, and Lightfoot. Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures, and distributions to unitholders, which we expect to fund through operating cash flow, and cash distributions received.  We rely on the cash flows from the distributions received on our ownership interests in ARP, AGP, and Lightfoot. The amount of cash that ARP and AGP can distribute to their partners, including us, principally depends upon the amount of cash they each generate from their operations.  On May 5, 2016, the Board of Directors elected to suspend ARP’s common unit and Class C preferred distributions, beginning with the month of March of 2016, due to the continued lower commodity price environment.  To the extent commodity prices remain low or decline further, we, ARP or AGP experience disruptions in the financial markets impacting our/their respective longer-term access to or cost of capital, or ARP experiences any of the other impacts to its liquidity discussed elsewhere in this Quarterly Report, our/their respective ability to fund capital expenditures or future growth projects may be further impacted. Based on projected market conditions, continued declines in commodity prices and recent conversations with its administrative agent, ARP expects that its borrowing base will be redetermined to a level below its outstanding borrowings of $672.0 million under the ARP Credit Agreement as of March 31, 2016. In the case of a borrowing base deficiency, the ARP Credit Agreement requires ARP to repay the deficiency, which it is permitted to do in equal monthly installments over a four-month period, or deposit additional collateral to eliminate such deficiency. If ARP’s borrowing base is redetermined below its current outstanding borrowings and ARP is unable to repay the deficiency or deposit additional collateral to eliminate such deficiency, or if ARP experiences any other event of default on its debt obligations, or if other debt agreements cross-default, and the lenders accelerate the maturity of any other outstanding debts, we and ARP, as applicable, will not have sufficient liquidity to repay all of the outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern.

We, ARP and AGP continually monitor our/their respective capital markets and their capital structures and may make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. There is no certainty that we or ARP will be able to implement any such options, and we and ARP cannot provide any assurances that any refinancing or changes to our or its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for its stakeholders, including CODI which would be directly allocated to its unitholders and reported on such unitholders’ separate returns.  Additionally, there can be no assurance that the above actions would allow us, ARP or AGP, as applicable, to meet debt obligations and capital requirements.

We and ARP may engage in changes to our capital structure, such as transactions to reduce our indebtedness, that will generate taxable income (including cancellation of indebtedness income) allocable to unitholders, and income tax liabilities arising therefrom may exceed the value of a unitholder’s investment in us.

We continually monitor the respective capital markets and our capital structure and may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. As such, we and ARP are actively evaluating potential transactions to deleverage our balance sheet and manage our liquidity, which could include reducing existing debt through debt exchanges, debt repurchases and other modifications and extinguishment of existing debt. In the event we or ARP execute such a strategic transaction, we expect that we will recognize a significant amount of CODI, which will be allocated to our unitholders at the time of such transaction. If ARP executes such a strategic transaction, CODI will be allocated to us, and in turn, our unitholders.

The amount of CODI generally will be equal to the excess of the adjusted issue price of the restructured debt over the value of the consideration received by debtholders in exchange for the debt. In certain cases, CODI can be realized even when existing debt is modified with no reduction in such debt’s stated principal amount. We and ARP will not make a corresponding cash distribution with respect to such allocation of CODI. Therefore, any CODI will cause a unitholder to be allocated income with respect to our units with no corresponding distribution of cash to fund the payment of the resulting tax liability to such unitholder. Such CODI, like other items of our income, gain, loss, and deduction that are allocated to our unitholders, will be taken into account in the taxable income of the holders of our units as appropriate. CODI is not itself an additional tax due but is an amount that must be reported as ordinary income by the unitholder, potentially increasing such unitholder’s tax liabilities.

Our unitholders may not have sufficient tax attributes (including allocated losses from our or ARP’s activities) available to offset such allocated CODI. Moreover, CODI that is allocated to our unitholders will be ordinary income, and, as a result, it may not be possible for our unitholders to offset such CODI by claiming capital losses with respect to their units, even if such units are cancelled for no consideration in connection with such a restructuring. Importantly, certain exclusions that are available with respect to CODI generally do not apply at the partnership level, and any solvent unitholder that is not in a Chapter 11 proceeding will be unable to rely on such exclusions.

CODI with respect to any future transaction undertaken by us or ARP will be allocated to our unitholders of record (as applicable) as of the opening of the New York Stock Exchange on the date on which such a strategic transaction closes (the “CODI Allocation Date”). No CODI should be allocated to a unitholder with respect to units which are sold prior to the CODI Allocation Date.

Each unitholder’s tax situation is different. The ultimate effect to each unitholder will depend on the unitholder’s individual tax position with respect to its units. Additionally, certain of our unitholders may have more losses available than other of our unitholders, and such losses may be available to offset some or all of the CODI that could be generated in a strategic transaction involving our or ARP’s debt. Accordingly, unitholders are highly encouraged to consult, and depend on, their own tax advisors in making such evaluation.

Unitholders are required to pay taxes on their share of our taxable income, including their share of ordinary income and capital gain upon dispositions of properties by us or ARP or cancellation of our or ARP’s debt, even if they do not receive any cash distributions from us. A unitholder’s share of our taxable income, gain, loss and deduction, or specific items thereof, may be substantially different than the unitholder’s interest in our economic profits.

Our unitholders are required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive any cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

For example, ARP has repurchased approximately $20.3 million of its 7.75% Senior Notes and approximately $12.1 million of our 9.25% Senior Notes at prices lower than face amount. These repurchases will, and other similar transactions in the future may, result in CODI that will be allocated to our unitholders. Some or all of our unitholders may be allocated substantial amounts of such taxable income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect to each unitholder would depend on the unitholder’s individual tax position with respect to the units; however, taxable income allocations from us, including CODI, increase a unitholder’s tax basis in their units. See above for a discussion of CODI allocations to unitholders.

In addition, we and our subsidiaries may sell a portion of our properties and use the proceeds to pay down debt or acquire other properties rather than distributing the proceeds to our unitholders, and some or all of our unitholders may be allocated substantial taxable income with respect to that sale. A unitholder’s share of our taxable income upon a disposition of property by us may be ordinary income or capital gain or some combination thereof. Even where we dispose of properties that are capital assets, what otherwise would be capital gains may be recharacterized as ordinary income in order to “recapture” ordinary deductions that were previously allocated to that unitholder related to the same property.

A unitholder’s share of our taxable income and gain (or specific items thereof) may be substantially greater than, or our tax losses and deductions (or specific items thereof) may be substantially less than, the unitholder’s interest in our economic profits. This may occur, for example, in the case of a unitholder who purchases units at a time when the value of our units or of one or more of our properties is relatively low or a unitholder who acquires units directly from us in exchange for property whose fair market value exceeds its tax basis at the time of the exchange. Cash distributions from us decrease a unitholder’s tax basis in its units, and the amount, if any, of excess distributions over a unitholder’s tax basis in its units will, in effect, become taxable income to the unitholder, above and beyond the unitholder’s share of our taxable income and gain (or specific items thereof).

ITEM 5: OTHER INFORMATION

Long-Term Incentive Plan Vesting Delay

On May 12, 2016, due to the income tax ramifications of potential options we are currently considering, the Board of Directors delayed the vesting of approximately 911,900 units granted, under our long-term incentive plan, to employees, directors and officers, including to our chief executive officer, chief financial officer and each of our named executive officers, until March 2017. The phantom units were set to vest between June 8, 2016 and September 1, 2016.

ARP Long-Term Incentive Plan Vesting Delay

On May 12, 2016, due to the income tax ramifications of potential options ARP is currently considering, the Board of Directors delayed the vesting of approximately110,000 units granted to employees, directors and officers, including Jeffrey M. Slotterback, our chief financial officer, until March 2017. The phantom units were set to vest between May 15, 2016 and September 1, 2016.

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

3.1(a)	Certificate of Formation of Atlas Resource Partners GP, LLC(1)

3.1(b)	Amendment to Certificate of Formation of Atlas Resource Partners GP, LLC(2)

3.2(a)	Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC(3)

3.2(b)	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Atlas Resource Partners GP, LLC, dated as of November 3, 2014(2)

3.3(a)	Third Amended and Restated Limited Liability Company Agreement of Atlas Energy Group, LLC, dated as of February 27, 2015(28)

3.3(b)	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Atlas Energy Group, LLC, dated as of February 27, 2015(28)
3.3(c)	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Atlas Energy Group, LLC, dated as of April 27, 2016(45)

3.4	Certificate of Formation of Atlas Growth Partners GP, LLC(26)
3.5	Amended and Restated Limited Liability Company Agreement of Atlas Growth Partners GP, LLC, dated as of November 26, 2013(26)
4.1	Form of Warrant to Purchase Atlas Energy Group, LLC common units, issued effective as of March 30, 2016(45)
10.1(a)	Amended and Restated Limited Partnership Agreement of Atlas Resource Partners, L.P.(4)

10.1(b)	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of July 25, 2012(5)

10.1(c)	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of July 31, 2013(6)

10.1(d)	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of October 2, 2014(7)

10.1(e)	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of November 3, 2014(2)

10.1(f)	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of February 27, 2015 (29)

10.1(g)	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Atlas Resource Partners, L.P., dated as of April 14, 2015 (31)

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description

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

Eighth Amendment to Second Amended and Restated Credit Agreement dated as of November 23, 2015 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(41)

10.11(i)

Ninth Amendment to Second Amended and Restated Credit Agreement dated as of May 10, 2016 among Atlas Resource Partners, L.P., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent for the lenders(49)

10.12

Secured Hedge Facility Agreement dated as of March 5, 2012 among Atlas Resources, LLC, the participating partnerships from time to time party thereto, the hedge providers from time to time party thereto and Wells Fargo Bank, N.A., as collateral agent for the hedge providers(13)

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

Exhibit Number	Exhibit Description

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

Exhibit Number	Exhibit Description

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

10.30(b)

Amendment to Credit Agreement dated as of August 24, 2015, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent(44)

10.30(c)

Second Amendment to Credit Agreement dated as of January 30, 2016, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent(44)

10.30(d)

Third Amendment to Credit Agreement dated as of March 30, 2016, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent(44)

Exhibit Number	Exhibit Description

10.30(e)

Second Lien Credit Agreement, dated as of March 30, 2016, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent(44)

10.31	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Edward E. Cohen, dated as of September 4, 2015(37)

10.32	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Jonathan Z. Cohen, dated as of September 4, 2015(37)

10.33	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Daniel C. Herz, dated as of September 4, 2015(37)

10.34	Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Mark Schumacher, dated as of September 4, 2015(37)

10.35(a)	Distribution Agreement dated as of August 19, 2015, between Atlas Resource Partners, L.P. and MLV & Co. LLC(38)

10.35(b)	Distribution Agreement dated as of November 13, 2015, between Atlas Resource Partners, L.P., MLV & Co. LLC and FBR Capital Markets & Co.(33)

10.36	Retention Agreement among Atlas Energy Group, LLC and Jeffrey M. Slotterback, dated April 20, 2016
10.37

Registration Rights Agreement, dated as of April 27, 2016, by and among Atlas Energy Group, LLC, Riverstone Credit Partners, L.P., AEG Asset Management, LLC and The Leon and Toby Cooperman Family Foundation(45)

10.38(a)	Partnership Agreement of Atlas Growth Partners, L.P., dated February 11, 2013(26)
10.38(b)	First Amended and Restated Limited Partnership Agreement of Atlas Growth Partners, L.P. (46)
10.38(c)	Form of Second Amended and Restated Agreement of Limited Partnership of Atlas Growth Partners, L.P. (26)
10.39	Atlas Growth Partners, L.P. Form of Warrant Agreement (included as Exhibit D to the Prospectus filed pursuant to Rule 424(b)(1))(47)
10.40	Atlas Growth Partners, L.P. Form of Subscription Agreement (included as Exhibit C to the Prospectus filed pursuant to Rule 424(b)(1))(47)
10.41	Credit Agreement among Atlas Growth Partners, L.P., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, dated as of May 1, 2015.(48)
10.42	Atlas Growth Partners, L.P. Long Term Incentive Plan (included as Exhibit F to the Prospectus filed pursuant to Rule 424(b)(1))(47)
10.43	Atlas Growth Partners, L.P. Form of Distribution Reinvestment Plan(26)
10.44	Exclusive Dealer Manager Agreement by and among Atlas Growth Partners, L.P., Atlas Growth Partners GP, LLC and Anthem Securities, Inc., dated April 5, 2016(26)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

Exhibit Number	Exhibit Description
101.INS	XBRL Instance Document(35)

101.SCH	XBRL Schema Document(35)

101.CAL	XBRL Calculation Linkbase Document(35)

101.LAB	XBRL Label Linkbase Document(35)

101.PRE	XBRL Presentation Linkbase Document(35)

101.DEF	XBRL Definition Linkbase Document(35)

99.1	Atlas Growth Partners, L.P. Summary Reserve Report of Wright & Company, Inc. (43)

99.2	Atlas Resource Partners, L.P. Summary Reserve Report of Wright & Company, Inc. (42)

99.3	Rangely Summary Reserve Report of Cawley, Gillespie, and Associates, Inc. (42)

(1)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s Registration Statement on Form 10, as amended (File No. 1-35317).
(2)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 5, 2014.
(3)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013.
(4)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 14, 2012.
(5)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 26, 2012.
(6)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 6, 2013.
(7)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s registration statement on Form 8-A filed on October 2, 2014.
(8)	Previously filed as an exhibit to Atlas Energy, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2011.
(9)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s annual report on Form 10-K for the year ended December 31, 2013.
(10)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on July 2, 2014.
(11)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on September 30, 2014.
(12)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 25, 2014.
(13)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on March 7, 2012.
(14)	Previously filed as an exhibit to our Registration Statement on Form 10, as amended (File No. 1-36725).
(15)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 26, 2012.
(16)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 11, 2013.
(17)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 31, 2013.
(18)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 25, 2013.
(19)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 22, 2015.
(20)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 2, 2013.
(21)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on June 3, 2014.
(22)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on October 15, 2014.
(24)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on May 7, 2014.
(25)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 29, 2014.
(26)

Previously filed as an exhibit to Atlas Growth Partners, L.P.’s registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015.  (27)Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 6, 2014.

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

(36)	Previously filed as an exhibit to Atlas Energy Group, LLC’s current report on Form 8-K filed on August 14, 2015.
(37)	Previously filed as an exhibit to Atlas Energy Group, LLC’s current report on Form 8-K filed on September 4, 2015.
(38)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on August 19, 2015.
(38)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended September 30, 2015.
(39)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on December 23, 2015.
(40)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on January 5, 2016.
(41)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s current report on Form 8-K filed on November 25, 2015.
(42)	Previously filed as an exhibit to Atlas Resource Partners, L.P.’s annual report on Form 10-K filed on March 7, 2016.
(43)	Previously filed as an exhibit to Atlas Growth Partners, L.P.’s Registration Statement on Form S-1, as amended (File No. 333-207537).
(44)	Previously filed as an exhibit to Atlas Energy Group, LLC’s Annual Report on Form 10-K for the year ended December 31, 2015.

(45)     Previously filed as an exhibit to Atlas Energy Group, LLC’s current report on Form 8-K filed on April 29, 2016.

(46)     Previously filed as an exhibit to Atlas Growth Partners, L.P.’s current report on Form 8-K filed on April 6, 2016.

(47)     Previously filed as an exhibit to Atlas Growth Partners, L.P.’s Form 424B1 filed on April 5, 2016.

(48)     Previously filed as an exhibit to Atlas Growth Partners, L.P.’s registration statement on Form S-1 (File No. 333-207537) filed on March 25, 2016.

(49)   Previously filed as an exhibit to Atlas Resource Partners, L.P.’s quarterly report on Form 10-Q for the quarter ended March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ENERGY GROUP, LLC

Date: May 16, 2016	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chief Executive Officer

Date: May 16, 2016	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer

Date: May 16, 2016	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer