Form 10-Q
period 2016-09-30
Atlas Energy Group, LLC
filed 2016-11-17
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding common units of the registrant on November 11, 2016 was 26,037,992.

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

•	whether we are able to continue to achieve some or all of the expected benefits of the separation from Atlas Energy;
•	the fact that our cash flow is dependent on the ability of Titan and AGP to make distributions;
•

our ability to meet our liquidity needs, including as a result of any reduction or elimination of distributions from Titan or AGP and their ability to meet their liquidity needs, and ability to satisfy covenants in our, Titan’s and AGP’s debt documents;

•	actions that we, Titan and AGP may take in connection with liquidity needs, including the ability to service our, Titan’s and AGP’s debt;
•	restrictive covenants in our, Titan’s and AGP’s indebtedness that may adversely affect operational flexibility;
•	the demand for natural gas, oil, NGLs and condensate;
•	the price volatility of natural gas, oil, NGLs and condensate;
•	changes in the differential between benchmark prices for oil and natural gas and wellhead prices that we, Titan and AGP achieve;
•	effects of partial depletion or drainage by earlier offset drilling on our, Titan’s and AGP’s acreage;
•	economic conditions and instability in the financial markets;
•	the impact of our common units being quoted on the OTCQX Best Market and not listed on a national securities exchange;
•	changes in the market price of our common units;
•	future financial and operating results;
•	economic conditions and instability in the financial markets;
•	effects of debt payment obligations on our distributable cash;
•	resource potential;
•	success in efficiently developing and exploiting our, Titan’s and AGP’s reserves and economically finding or acquiring additional recoverable reserves;

•	the accuracy of estimated natural gas and oil reserves;
•	the financial and accounting impact of hedging transactions;
•	the ability to fulfill the respective substantial capital investment needs of us, Titan and AGP;
•	expectations with regard to acquisition activity, or difficulties encountered in connection with acquisitions;
•	the limited payment of dividends or distributions, or failure to declare a dividend or distribution, on outstanding common units or other equity securities;

•	any issuance of additional common units or other equity securities, and any resulting dilution or decline in the market price of any such securities;
•	potential changes in tax laws and other regulations that may impair Titan’s ability to obtain capital funds through investment partnerships;
•	the ability of Titan to raise funds through its investment partnerships or through access to capital markets;
•

the ability to obtain adequate water to conduct drilling and production operations, and to dispose of the water used in and generated by these operations, at a reasonable cost and within applicable environmental rules;

•	the effects of unexpected operational events and drilling conditions, and other risks associated with drilling operations;
•	access to sufficient amounts of carbon dioxide for tertiary recovery operations;
•	impact fees and severance taxes;
•	changes and potential changes in the regulatory and enforcement environment in the areas in which we, Titan and AGP conduct business;
•	the effects of intense competition in the natural gas and oil industry;
•	general market, labor and economic conditions and related uncertainties;
•	the ability to retain certain key customers;
•	dependence on the gathering and transportation facilities of third parties;
•	the availability of drilling rigs, equipment and crews;
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
•

the ability to comply with, and the potential costs of compliance with, new and existing federal, state, local and other laws and regulations applicable to our, Titan’s and AGP’s business and operations;

•	restrictions on hydraulic fracturing;
•	ability to integrate operations and personnel from acquired businesses;
•	exposure to new and existing litigations;
•	the potential failure to retain certain key employees and skilled workers;
•	development of alternative energy resources; and
•	the effects of a cyber event or terrorist attack.

The foregoing list is not exclusive. Other factors that could cause actual results to differ from those implied by the forward-looking statements in this document are more fully described in “Item 1A: Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included in this document speak only as of the date on which the statements were made. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$11,467	$31,214
Accounts receivable	837	65,920
Current portion of derivative asset	—	159,763
Subscriptions receivable	—	19,877
Prepaid expenses and other	63	22,997
Total current assets	12,367	299,771
Property, plant and equipment, net	115,701	1,316,897
Goodwill and intangible assets, net	—	14,095
Long-term derivative asset	—	198,371
Other assets, net	23,766	54,112
Total assets	$151,834	$1,883,246

LIABILITIES AND UNITHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	1,235	52,550
Advances from affiliates	5,639	—
Liabilities associated with drilling contracts	—	21,483
Current portion of derivative payable to Drilling Partnerships	—	2,574
Accrued interest	48	25,452
Accrued well drilling and completion costs	—	33,555
Accrued liabilities	12,115	42,440
Current portion of long-term debt	76,583	4,250
Total current liabilities	95,620	182,304
Long-term debt, net, less current portion	—	1,568,064
Long-term derivative liability	122	—
Asset retirement obligations and other	4,296	124,919

Commitments and contingencies (Note 8)

Unitholders’ equity (deficit):
Common unitholders’ equity (deficit)	(107,766)	(103,148)
Series A preferred equity	43,604	40,875
Warrants	1,868	—
Accumulated other comprehensive income	—	4,284
	(62,294)	(57,989)
Non-controlling interests	114,090	65,948
Total unitholders’ equity (deficit)	51,796	7,959
Total liabilities and unitholders’ equity (deficit)	$151,834	$1,883,246

See accompanying notes to condensed combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Gas and oil production	$21,045	$94,612	$127,420	$300,249
Well construction and completion	9,727	23,054	10,501	63,665
Gathering and processing	543	1,685	3,638	6,046
Administration and oversight	140	5,495	1,090	7,301
Well services	1,158	5,842	9,780	18,568
Gain (loss) on mark-to-market derivatives	9,449	131,777	(18,188)	210,466
Other, net	175	369	1,045	585
Total revenues	42,237	262,834	135,286	606,880

Costs and expenses:
Gas and oil production	9,228	42,300	77,454	131,908
Well construction and completion	8,458	20,046	9,131	55,361
Gathering and processing	642	2,473	5,112	7,406
Well services	436	2,398	4,088	6,735
General and administrative	3,864	21,718	53,779	82,037
Depreciation, depletion and amortization	12,358	43,311	78,937	131,043
Asset impairment	—	679,537	—	679,537
Total costs and expenses	34,986	811,783	228,501	1,094,027

Operating income (loss)	7,251	(548,949)	(93,215)	(487,147)

Gain (loss) on asset sales and disposal	24	(362)	(469)	(276)
Interest expense	(13,712)	(28,276)	(79,004)	(96,228)
Gain (loss) on early extinguishment of debt, net	—	(4,726)	20,418	(4,726)
Reorganization items, net	(21,649)	—	(21,649)	—
Gain on deconsolidation of Atlas Resource Partners, L.P.	46,951	—	46,951	—
Other loss	(5,297)	—	(11,453)	—
Net income (loss)	13,568	(582,313)	(138,421)	(588,377)
Preferred unitholders’ dividends	—	(1,009)	(339)	(2,346)
(Income) loss attributable to non-controlling interests	23,619	439,969	132,916	420,411
Net income (loss) attributable to unitholders’/owner’s interests	$37,187	$(143,353)	$(5,844)	$(170,312)
Allocation of net loss attributable to unitholders’/owner’s interests:
Portion applicable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	$—	$—	$—	$(10,475)
Portion applicable to unitholders’ interests (period subsequent to the transfer of assets on February 27, 2015)	37,187	(143,353)	(5,844)	(159,837)
Net income (loss) attributable to unitholders’/owner’s interests	$37,187	$(143,353)	$(5,844)	$(170,312)
Net income (loss) attributable to unitholders per common unit (Note 2):
Basic	$1.41	$(5.51)	$(0.22)	$(6.15)
Diluted	$1.00	$(5.51)	$(0.22)	$(6.15)
Weighted average common units outstanding (Note 2):
Basic	26,038	26,011	26,032	26,011
Diluted	36,828	26,011	26,032	26,011

See accompanying notes to condensed combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$13,568	$(582,313)	$(138,421)	$(588,377)
Other comprehensive loss:
Derivative instruments designated as cash flow hedges:
Reclassification adjustment for gains due to impairment	—	(68,021)	—	(68,021)
Reclassification to mark-to-market gains	(1,470)	(23,927)	(10,540)	(77,048)
Reclassification to gain on deconsolidation of Atlas Resource Partners, L.P.	(1,949)	—	(1,949)	—
Total other comprehensive loss	(3,419)	(91,948)	(12,489)	(145,069)
Comprehensive income (loss)	10,149	(674,261)	(150,910)	(733,446)
Comprehensive loss attributable to non-controlling interests	24,765	509,678	141,121	521,860
Comprehensive income (loss) attributable to unitholders’ interest	$34,914	$(164,583)	$(9,789)	$(211,586)

See accompanying notes to condensed combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENT OF UNITHOLDERS’ EQUITY (DEFICIT)

(in thousands, except unit data)

(Unaudited)

	Series A Preferred Equity		Common Unitholders’ Equity (Deficit)		Warrants		Accumulated Other	Non-	Total Unitholders’
	Units	Amount	Units	Amount	Units	Amount	Comprehensive Income	Controlling Interest	Equity (Deficit)
Balance at December 31, 2015	1,621,427	$40,875	26,010,766	$(103,148)	—	$—	$4,284	$65,948	$7,959
Issuance of units and warrants	122,674	3,067	—	(3,067)	4,668,044	1,868	—	1,746	3,614
Distributions to non-controlling interests	—	—	—	—	—	—	—	(20,844)	(20,844)
Net issued and unissued units under incentive plan	—	—	27,226	4,112	—	—	—	(298)	3,814
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	—	—	—	—	(11)	(11)
Distribution payable	—	338	—	—	—	—	—	3,392	3,730
Gain on sale from subsidiary unit issuances	—	—	—	181	—	—	—	(181)	—
Dividends paid to preferred equity unitholders	—	(1,015)	—	—	—	—	—	—	(1,015)
Other comprehensive loss	—	—	—	—	—	—	(2,335)	(8,205)	(10,540)
Net income (loss)	—	339	—	(5,844)	—	—	—	(132,916)	(138,421)
Deconsolidation of Atlas Resource Partners, L.P.	—	—	—	—	—	—	(1,949)	205,459	203,510
Balance at September 30, 2016	1,744,101	$43,604	26,037,992	$(107,766)	4,668,044	$1,868	$—	$114,090	$51,796

See accompanying notes to condensed combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(138,421)	$(588,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	78,937	131,043
Asset impairment	—	679,537
(Gain) loss on early extinguishment of debts, net	(20,418)	4,726
(Gain) loss on derivatives	342	(192,644)
Amortization of deferred financing costs and discount and premium on long-term debt	15,245	19,270
Non-cash compensation expense	4,603	7,819
Paid-in-kind interest	7,574	—
(Gain) loss on asset sales and disposal	469	(190)
Other (income) loss	11,453	—
Non cash gain on deconsolidation of ARP	(46,951)	—
Distributions paid to non-controlling interests	(20,844)	(92,266)
Equity income in unconsolidated companies	(837)	(502)
Distributions received from unconsolidated companies	1,372	2,104
Changes in operating assets and liabilities:
Monetization of ARP’s derivatives	243,552	—
Accounts receivable, prepaid expenses and other	80,617	152,425
Accounts payable and accrued liabilities	(40,104)	(196,053)
Net cash provided by (used in) operating activities	176,589	(73,108)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,730)	(123,067)
Net cash paid for acquisitions	—	(49,060)
Other	769	(1,060)
Net cash used in investing activities	(26,961)	(173,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facilities	—	197,700
Repayments under term loan facilities	(4,250)	(275,903)
Borrowings under ARP’s revolving credit facility	135,000	317,841
Repayments under ARP’s revolving credit facility	(291,191)	(449,754)
Borrowings under ARP’s second lien term loan facility	—	242,500
ARP senior note repurchases	(5,528)	—
Net proceeds from issuance of Series A units	—	40,000
Net proceeds from issuance of ARP and AGP units to the public	1,746	206,331
Dividends to preferred unitholders	(1,015)	(1,672)
Net investment from (distributions to) Atlas Energy	—	(19,758)
Amortization of discount on subsidiary debt	—	8,052
Deferred financing costs, distribution equivalent rights and other	(4,137)	(22,450)
Net cash provided by (used in) financing activities	(169,375)	242,887
Net change in cash and cash equivalents	(19,747)	(3,408)
Cash and cash equivalents, beginning of year	31,214	58,358
Cash and cash equivalents, end of period	$11,467	$54,950

See accompanying notes to condensed combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

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

Our operations primarily consisted of our ownership interests in the following:

•

During the period September 1, 2016 to September 30, 2016, Titan Energy, LLC (“Titan”), an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”) with operations in basins across the United States.  We hold a Series A Preferred Share, which entitles us to receive 2% of the aggregate of distributions paid to shareholders (as if it held 2% of Titan’s members’ equity, subject to potential dilution in the event of future equity interests and to appoint four of seven directors) in Titan. Titan sponsors and manages tax-advantaged investment partnerships (the “Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas, crude oil and NGL production activities. As discussed further below, Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”);

•

Through August 31, 2016, 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest (consisting of 24,712,471 common limited partner units) in ARP, formerly a Delaware master limited partnership (“MLP”) and an independent developer and producer of natural gas, crude oil and NGLs, with operations in basins across the United States. As part of its exploration and production activities, ARP sponsored and managed the Drilling Partnerships, in which it coinvested, to finance a portion of its natural gas and oil production activities.  As discussed further below, ARP was the predecessor to the business and operations of Titan;

•

all of the incentive distribution rights, an 80.0% general partner interest and a 2.1% limited partner interest in Atlas Growth Partners, L.P. (“AGP”), a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in South Texas. On June 30, 2015, AGP concluded a private placement offering, during which it issued $233.0 million of its common limited partner units. Of the $233.0 million of gross funds raised, we purchased $5.0 million common limited partner units. AGP’s registration statement on Form S-1 (Registration Number: 333-207537) was declared effective by the Securities and Exchange Commission (the “SEC”) on April 5, 2016. AGP is offering in the aggregate up to 100,000,000 Class A common units and Class T common units, each representing limited partner interests in AGP, pursuant to a primary offering on a "best efforts" basis. AGP must receive minimum offering proceeds of $1.0 million to break escrow, and the maximum offering proceeds of the primary offering may not exceed $1.0 billion. The Class A common units will be sold for a cash purchase price of $10.00 and the Class T common units will be sold for a cash purchase price of $9.60, with the remaining $0.40 constituting the Class T common unitholders' deferred payment obligation to AGP. AGP is also offering up to 21,505,376 Class A common units at $9.30 per unit pursuant to a distribution reinvestment plan. As disclosed in Note 2, AGP’s management recently decided to temporarily suspend its primary offering efforts; and

•

12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and a 15.4% general partner interest in Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”), the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors. Lightfoot. focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. We account for our investment in Lightfoot under the equity method of accounting. During the three months ended September 30, 2016 and 2015, we received net cash distributions of $0.5 million and $1.4 million, respectively.

During the nine months ended September 30, 2016 and 2015, we received net cash distributions of approximately $1.4 million and $2.2 million, respectively.

At September 30, 2016, we had 26,037,992 common limited partner units issued and outstanding. The common units are a class of limited liability company interests in us. The holders of common units are entitled to participate in company distributions and exercise the rights or privileges available to holders of common units as outlined in the limited liability company agreement.

ARP Restructuring and Emergence from Chapter 11 Proceedings

On July 25, 2016, we, along with ARP and certain of its subsidiaries, solely with respect to certain sections thereof, entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with (i) lenders holding 100% of ARP’s senior secured revolving credit facility (the “First Lien Lenders”), (ii) lenders holding 100% of ARP’s second lien term loan (the “Second Lien Lenders”) and (iii) holders (the “Consenting Noteholders” and, collectively with the First Lien Lenders and the Second Lien Lenders, and their respective successors or permitted assigns that become party to the Restructuring Support Agreement, the “Restructuring Support Parties”) of approximately 80% of the aggregate principal amount outstanding of the 7.75% Senior Notes due 2021 (the “7.75% Senior Notes”) and the 9.25% Senior Notes due 2021 (the “9.25% Senior Notes” and, together with the 7.75% Senior Notes, the “Notes”) of ARP’s subsidiaries, Atlas Resource Partners Holdings, LLC and Atlas Resource Finance Corporation (together, the “Issuers”). Under the Restructuring Support Agreement, the Restructuring Support Parties agreed, subject to certain terms and conditions, to support ARP’s restructuring (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).

On July 27, 2016, ARP and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court,” and the cases commenced thereby, the “Chapter 11 Filings”). The cases commenced thereby were jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

ARP operated its businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, all suppliers, vendors, employees, royalty owners, trade partners and landlords were unimpaired by the Plan and were satisfied in full in the ordinary course of business, and ARP’s existing trade contracts and terms were maintained. To assure ordinary course operations, ARP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to ARP, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

On September 1, 2016, (the “Plan Effective Date”), pursuant to the Plan, the following occurred:

•

the First Lien Lenders received cash payment of all obligations owed to them by ARP pursuant to the senior secured revolving credit facility (other than $440 million of principal and face amount of letters of credit) and became lenders under Titan’s first lien exit facility credit agreement, composed of a $410 million conforming reserve-based tranche and a $30 million non-conforming tranche.

•

the Second Lien Lenders received a pro rata share of Titan’s second lien exit facility credit agreement with an aggregate principal amount of $252.5 million.  In addition, the Second Lien Lenders received a pro rata share of 10% of the common equity interests of Titan, subject to dilution by a management incentive plan.

•

Holders of the Notes, in exchange for 100% of the $668 million aggregate principal amount of Notes outstanding plus accrued but unpaid interest as of the commencement of the Chapter 11 Filings, received 90% of the common equity interests of Titan, subject to dilution by a management incentive plan.

•	all of ARP’s preferred limited partnership units and common limited partnership units were cancelled without the receipt of any consideration or recovery.
•

ARP transferred all of its assets and operations to Titan as a new holding company and ARP dissolved. As a result, Titan became the successor issuer to ARP for purposes of and pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

•

Titan Energy Management, LLC, our wholly owned subsidiary (“Titan Management”), received a Series A Preferred Share of Titan, which entitles Titan Management to receive 2% of the aggregate of distributions paid to shareholders (as if it held 2% of Titan’s members’ equity, subject to potential dilution in the event of future equity interests and to appoint four of seven directors) in Titan and certain other rights. Four of the seven initial members of the board of directors of Titan are designated by Titan Management (the “Titan Class A Directors”). For so long as Titan Management holds such preferred share, the Titan Class A Directors will be appointed by a majority of the Titan Class A Directors then in office. Titan has a continuing right to purchase the preferred share at fair market value (as determined pursuant to the methodology provided for in Titan’s limited liability company agreement), subject to the receipt of certain approvals, including the holders of at least 67% of the outstanding common shares of Titan unaffiliated with Titan Management voting in favor of the exercise of the right to purchase the preferred share.

We were not a party to ARP’s Restructuring. We remain controlled by the same ownership group and management team and thus, ARP’s Restructuring did not have a material impact on the ability of management to operate us or our other businesses.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed combined consolidated financial statements, which are unaudited except that the balance sheet at December 31, 2015 was derived from audited financial statements, have been prepared pursuant to the rules and regulations of the SEC and are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. It is suggested that these interim condensed combined consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our latest Annual Report on Form 10-K though, as described further below, such prior financial statements may not be comparable to our interim financial statements due to the deconsolidation of ARP upon its Chapter 11 Filings and subsequent accounting for our investments in ARP and Titan under the equity method of accounting. In management’s opinion, all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows for the periods disclosed have been made. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation due to the adoption of certain accounting standards (see Note 4). The results of operations for the interim periods presented may not necessarily be indicative of the results of operations for the full year.

Principles of Consolidation and Combination

Our condensed combined consolidated financial statements for the three and nine months ended September 30, 2016 and 2015, subsequent to the transfer of assets on February 27, 2015, include our accounts and accounts of our subsidiaries. Our condensed combined consolidated financial statements for the portion of 2015 which is prior to the transfer of assets on February 27, 2015, were derived from the separate records maintained by Atlas Energy and may not necessarily be indicative of the conditions or results of operations that would have existed if we had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all the various entities we comprise, Atlas Energy’s net investment in us is shown as equity in the condensed combined consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed combined consolidated balance sheets and related condensed combined consolidated statements of operations. Such estimates included allocations made from the historical accounting records of Atlas Energy, based on management’s best estimates, in order to derive our financial statements. Actual balances and results could be different from those estimates. We have identified our transactions with other Atlas Energy operations in the condensed combined consolidated financial statements as transactions between affiliates.

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

We determined that ARP (through the Plan Effective Date, as discussed further below) and AGP are variable interest entities (“VIE’s”) based on their respective partnership agreements, our power, as the general partner, to direct the activities that most significantly impact each of their respective economic performance, and our ownership of each of their respective incentive distribution rights. Accordingly, we consolidated the financial statements of ARP (until the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP into our condensed combined consolidated financial statements. Our consolidated VIE’s operating results and asset balances are presented separately in Note 11 – Operating Segment Information. As the general partner for both ARP (through the Plan Effective Date) and AGP, we have unlimited liability for the obligations of ARP (through the Plan Effective Date) and AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interests in ARP (through the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP are reflected as (income) loss attributable to non-controlling interests in the condensed combined consolidated statements of operations and as a component of unitholders’ equity on the condensed combined consolidated balance sheets. All material intercompany transactions have been eliminated.

In connection with ARP’s Chapter 11 Filings on July 27, 2016, we deconsolidated ARP’s financial statements from our condensed combined consolidated financial statements, as we no longer had the power to direct the activities that most significantly impacted ARP’s economic performance; however, we retained the ability to exercise significant influence over the operating and financial decisions of ARP and therefore applied the equity method of accounting for our investment in ARP up to the Plan Effective Date. As a result of these changes, our condensed combined consolidated financial statements subsequent to ARP’s Chapter 11 Filings will not be comparable to our condensed combined financial statements prior to ARP’s Chapter 11 Filings.  Our financial results for future periods following the application of equity method accounting will be different from historical trends and the differences may be material.

In accordance with established practice in the oil and gas industry, our condensed combined consolidated financial statements include our pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of the Drilling Partnerships in which ARP has an interest through the date of ARP’s Chapter 11 Filings. Such interests generally approximate 30%. Our condensed combined consolidated financial statements do not include proportional consolidation of the depletion or impairment expenses of ARP’s Drilling Partnerships through the date of ARP’s Chapter 11 Filings. Rather, ARP calculated these items specific to its own economics through the date of ARP’s Chapter 11 Filings.

On the Plan Effective Date, we determined that Titan is a VIE based on its limited liability company agreement and the delegation of management and omnibus agreements between Titan and Titan Management, which provide us the power to direct activities that most significantly impact Titan’s economic performance, but we do not have a controlling financial interest. As a result, we do not consolidate Titan but rather apply the equity method of accounting as we have the ability to exercise significant influence over Titan’s operating and financial decisions.

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

Liquidity, Capital Resources, and Ability to Continue as a Going Concern

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in AGP and Lightfoot.  Our primary cash requirements, in addition to normal operating expenses, are for debt service and capital expenditures, which we expect to fund through operating cash flow, and cash distributions received.

We rely on the cash flows from the distributions received on our ownership interests in AGP and Lightfoot. The amount of cash that AGP can distribute to its partners, including us, principally depends upon the amount of cash it generates from its operations. AGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted AGP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on AGP’s liquidity position and ability to make distributions. Reductions of such distributions to us would adversely affect our ability to fund our cash requirements and obligations and meet our financial covenants under our credit agreements.

On November 2, 2016, AGP decided to temporarily suspend its current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, AGP’s Board of Directors suspended its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow and reinvest in its business and assets due to the suspension of its current primary offering.

We previously relied on cash distributions received with respect to our ownership interests in ARP; however, on May 5, 2016, ARP’s board of directors elected to suspend ARP’s common unit and Class C preferred distributions, beginning with the month of March of 2016, due to the continued lower commodity price environment.

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern.  If we are unable to remain in compliance with the covenants under our term loan facilities (as described in Note 4), absent relief from our lenders, we maybe be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under our term loan facilities could elect to declare all amounts outstanding immediately due and payable and could terminate all commitments to extend further credit. If an event of default occurs, we will not have sufficient liquidity to repay all of our outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern. Based on the uncertainty regarding future covenant compliance, we classified $76.6 million of outstanding indebtedness under our term loan facilities, which is net of $1.6 million of debt discounts and $0.2 million of deferred financing costs, as current portion of long term debt, net within our condensed combined consolidated balance sheet as of September 30, 2016.

We continually monitor our capital markets and capital structures and may make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. For example, we could pursue options such as refinancing, restructuring or reorganizing our indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address our liquidity concerns and high debt levels. There is no certainty that we will be able to implement any such options, and we cannot provide any assurances that any refinancing or changes to our  debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for our stakeholders, including cancellation of debt income (“CODI”) which would be directly allocated to our unitholders and reported on such unitholders’ separate returns. It is possible additional adjustments to our strategic plan and outlook may occur based on market conditions and our needs at that time, which could include selling assets or seeking additional partners to develop our assets.

Our condensed combined consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. Our condensed combined consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Atlas Growth Partners – Liquidity, Capital Resources, and Ability to Continue as a Going Concern

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

AGP was not a party to the Restructuring Support Agreement, and ARP’s Restructuring did not materially impact AGP.

On November 2, 2016, AGP decided to temporarily suspend its current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, AGP’s board of directors suspended its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow and reinvest in its business and assets due to the suspension of its current primary offering.  Accordingly, these decisions raise substantial doubt about AGP’s ability to continue as a going concern.  Management determined that substantial doubt is alleviated through management’s plans to reduce general and administrative expenses, the majority of which represent allocations from ATLS.

Use of Estimates

The preparation of our condensed combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our condensed combined consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Our condensed combined consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, depreciation and amortization, fair value of derivative and other financial instruments, fair value of certain gas and oil properties and asset retirement obligations, and fair value of equity method investments. In addition, such estimates included estimated allocations made from the historical accounting records of Atlas Energy in order to derive our historical financial statements. The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

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

The following is a reconciliation of net income (loss) allocated to the common unitholders for purposes of calculating net income (loss) attributable to common unitholders per unit (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$13,568	$(582,313)	$(138,421)	$(588,377)
Preferred unitholders’ dividends	—	(1,009)	(339)	(2,346)
(Income) loss attributable to non-controlling interests	23,619	439,969	132,916	420,411
Loss attributable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	—	—	—	10,475
Net loss attributable to common unitholders	37,187	(143,353)	(5,844)	(159,837)
Less: Net income attributable to participating securities – phantom units(1)	(496)	—	—	—
Net loss utilized in the calculation of net loss attributable to common unitholders per unit – diluted(1)	$36,691	$(143,353)	$(5,844)	$(159,837)

(1)

Net income (loss) attributable to common unitholders for the net income (loss) attributable to common unitholders per unit calculation is net income (loss) attributable to common unitholders, less income allocable to participating securities. For the three months ended September 30, 2015, net loss attributable to common unitholder’s ownership interest is not allocated to approximately 69,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the nine months ended September 30, 2016 and 2015, net loss attributable to common unitholder’s ownership interest is not allocated to approximately 322,000 and 68,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of our weighted average number of common unitholder units used to compute basic net loss attributable to common unitholders per unit with those used to compute diluted net loss attributable to common unitholders per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of common unitholders per unit—basic	26,038	26,011	26,032	26,011
Add effect of dilutive incentive awards(1)	2,490	—	—	—
Add effect of dilutive convertible preferred units and warrants(2)	8,300	—	—	—
Weighted average number of common unitholders per unit—diluted	36,828	26,011	26,032	26,011

(1)

For the three months ended September 30, 2015, approximately and 2,737,000 phantom units, respectively, were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive. For the nine months ended September 30, 2016, and 2015, approximately 2,623,000 and 1,492,000 phantom units, respectively, were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

(2)

For each of the three months and nine months ended September 30, 2016 and 2015, potential common units issuable upon conversion of our Series A preferred units were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive. For the nine months ended September 30, 2016, our warrants issued in connection with the Second Lien Credit Agreement were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

Equity Method Investments

As a result of deconsolidating ARP and recording our equity method investment in ARP a fair value of zero on the date of the Chapter 11 Filings, we recognized a $46.4 million non-cash gain, which is recorded in gain on deconsolidation of ARP on our condensed combined consolidated statements of operations for the three and nine months ended September 30, 2016, and includes a $61.7 million gain related to the remeasurement of our retained noncontrolling investment to fair value.  During the period after the Chapter 11 Filings through August 31, 2016, ARP generated a net loss and therefore we did not record any equity method income/(loss) based on our 25% proportionate share because such loss exceeded our investment.  Due to the cancellation of ARP’s preferred limited partnership units and common limited partnership units without the receipt of any consideration or recovery on the Plan Effective Date, we no longer hold an equity method investment in ARP.

On the Plan Effective Date, we recorded our equity method investment of Titan at fair value of $0.6 million, which was recorded in gain on deconsolidation of ARP on our condensed combined consolidated statements of operations for the three and nine months ended September 30, 2016 and in other assets, net on our condensed combined balance sheet as of September 30, 2016  For the period from the Plan Effective Date to September 30, 2016, we recorded equity method loss of $0.2 million based on our 2% proportionate share of Titan’s net loss, which is recorded in other, net revenues on our condensed combined consolidated statements of operations for the three and nine months ended September 30, 2016.

Rabbi Trust

In 2011, we established an excess 401(k) plan relating to certain executives. In connection with the plan, we established a “rabbi” trust for the contributed amounts. At September 30, 2016 and December 31, 2015, we reflected $4.1 million and $5.6 million, respectively, related to the value of the rabbi trust within other assets, net on our condensed combined consolidated balance sheets, and recorded corresponding liabilities of $4.1 million and $5.6 million as of those same dates, respectively, within asset retirement obligations and other on our condensed combined consolidated balance sheets. During the nine months ended September 30, 2016, a $2.3 million distribution was made to participants related to the rabbi trust. No distributions were made to participants related to the rabbi trust for the nine months ended September 30, 2015.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30,	December 31,
	2016	2015
Natural gas and oil properties:
Proved properties	$149,409	$3,733,614
Unproved properties	—	213,047
Support equipment and other	3,189	133,686
Total natural gas and oil properties	152,598	4,080,347
Less – accumulated depreciation, depletion and amortization	(36,897)	(2,763,450)
	$115,701	$1,316,897

During the nine months ended September 30, 2016 and 2015, we recognized $20.6 million and $12.0 million, respectively, of non-cash property, plant and equipment additions, within the changes in accounts payable and accrued liabilities on our condensed combined consolidated statements of cash flows.

ARP capitalized interest on borrowed funds related to capital projects only for periods that activities were in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP was 6.3% and 6.5% for the three months ended September 30, 2016 and 2015.  The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP were 6.6% and 6.4% for the nine months ended September 30, 2016 and 2015, respectively. The amounts of interest capitalized by ARP were $0.6 million and $4.0 million for the three months ended September 30, 2016 and 2015, respectively. The amounts of interest capitalized by ARP were $5.4 million and $12.0 million for the nine months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016 and 2015, we recorded $0.6 million and $1.6 million, respectively, of accretion expense related to ARP and AGP’s asset retirement obligations within depreciation, depletion and amortization in our condensed combined consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, we recorded $4.0 million and $4.8 million, respectively, of accretion expense related to ARP and AGP’s asset retirement obligations within depreciation, depletion and amortization in our condensed combined consolidated statements of operations.  For the three and nine months ended September 30, 2015, ARP recorded liabilities of $0.1 million and $0.5 million, respectively, in asset retirement obligations in our condensed consolidated balance sheet due to the liquidation of some of ARP’s Drilling Partnerships.

NOTE 4—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2016	2015
Term loan facilities	$76,830	$72,700
Deferred financing costs	(247)	(3,813)
ARP First Lien Credit Facility	—	592,000
ARP Second Lien Term Loan	—	243,783
ARP 7.75% Senior Notes—due 2021	—	374,619
ARP 9.25% Senior Notes—due 2021	—	324,080
ARP deferred financing costs	—	(31,055)
Total debt, net	76,583	1,572,314
Less current maturities	(76,583)	(4,250)
Total long-term debt, net	$—	$1,568,064

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

Cash Interest.  Cash payments for interest by us and our subsidiaries on our/their respective borrowings were $0.2 million and $42.0 million for the three months ended September 30, 2016 and 2015, respectively, and $55.6 million and $93.7 million for the nine months ended September 30, 2016 and 2015, respectively.

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

•	prohibit the payment of cash distributions on our common and preferred units;
•	require the receipt of quarterly distributions from Atlas Growth Partners, GP, LLC and Lightfoot; and
•	add a cross-default provision for defaults by ARP.

On October 6, 2016, we entered into a fourth amendment to the First Lien Credit Agreement with Riverstone and the Lenders, effective as of September 1, 2016, that makes conforming changes to reflect the status of Titan as the successor to ARP following the consummation of the Chapter 11 Filings and also removes the financial covenants and related cross-defaults that had previously been incorporated from ARP’s credit agreement.

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement. The First Lien Credit Agreement combined with Second Lien Credit Agreement is presented in the table above net of an unamortized discount of $1.6 million as of September 30, 2016, related to the 4,668,044 warrants issued in connection with the Second Lien Credit Agreement (see Note 9).

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

On October 6, 2016, we entered into a first amendment to the Second Lien Credit Agreement with Riverstone and the Lenders, effective as of September 1, 2016, that makes conforming changes to reflect the status of Titan as the successor to ARP following the consummation of the Chapter 11 Filings and also removes the financial covenants and related cross-defaults that had previously been incorporated from ARP’s credit agreement.

In connection with the Term Loan Facilities, the lenders thereunder syndicated participations in loans underlying the facilities. As a result, certain of the Company’s current and former officers participated in approximately 12% of the loan syndication and warrants and a foundation affiliated with a 5% or more unitholder participated in approximately 12% of the loan syndication.

ARP First Lien Credit Facility

ARP was party to a Second Amended and Restated Credit Agreement, dated as of July 31, 2013 by and among ARP, the lenders from time to time party thereto, and Wells Fargo Bank (“Wells Fargo”), National Association, as administrative agent, as amended, supplemented or modified from time to time (the “ARP First Lien Credit Facility”), which provided for a senior secured revolving credit facility with a maximum borrowing base of $1.5 billion and was scheduled to mature in July 2018.

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

As of the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

ARP Second Lien Term Loan

ARP was party to a Second Lien Credit Agreement, dated as of February 23, 2015 by and among ARP, the lenders from time to time party thereto, and Wilmington Trust, National Association, as administrative agent, as amended, supplemented or modified from time to time (the “ARP Second Lien Term Loan”), which provided for a second lien term loan in an original principal amount of $250.0 million. The ARP Second Lien Term Loan was scheduled to mature on February 23, 2020.

On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

ARP Senior Notes

In January and February 2016, ARP executed transactions to repurchase $20.3 million of its 7.75% Senior Notes and $12.1 million of its 9.25% Senior Notes for $5.5 million, which included $0.6 million of interest. As a result of these transactions, we recognized $26.5 million as gain on early extinguishment of debt, net of accelerated amortization of deferred financing costs of $0.9 million, in the condensed consolidated statement of operations for the nine months ended September 30, 2016.

On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

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

We recorded net derivative liabilities on our condensed combined consolidated balance sheets of $0.2 million at September 30, 2016 and net derivative assets of $358.1 million at December 31, 2015.

Pursuant to the ARP Restructuring Support Agreement, ARP completed the sale of substantially all of its commodity hedge positions on July 25, 2016 and July 26, 2016 and used the proceeds to repay $233.5 million of borrowings outstanding under the ARP First Lien Credit Facility. On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

The following table summarizes the commodity derivative activity and presentation in our condensed combined consolidated statement of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Portion of settlements associated with gains previously recognized within accumulated other comprehensive income, net of prior year offsets(1)	$1,470	$23,927	$10,540	$77,048
Portion of settlements attributable to subsequent mark to market gains (losses)(2)	3,610	19,752	88,875	49,877
Total cash settlements on commodity derivative contracts	$5,080	$43,679	$99,415	$126,925

Gains (losses) recognized on cash settlement(3)	$9,510	$10,989	$(17,846)	$17,822
Gains (losses) recognized on open derivative contracts(3)	(61)	120,788	(342)	192,644
Gains (losses) on mark-to-market derivatives	$9,449	$131,777	$(18,188)	$210,466

(1)	Recognized in gas and oil production revenue.
(2)

Excludes the effects of the $235.3 million, net of $8.2 million in ARP’s hedge monetization fees, paid directly to ARP’s First Lien Credit Facility lenders upon the sale of substantially all of ARP’s commodity hedge positions on July 25, 2016 and July 26, 2016.

(3)	Recognized in gain on mark-to-market derivatives.

During the three and nine months ended September 30, 2015, we received approximately $4.9 million in net proceeds from the early termination of our remaining natural gas and oil derivative positions for production periods from 2015 through 2018. The net proceeds from the early termination of these derivatives were used to reduce indebtedness under our term loan facilities.

Atlas Growth Partners

On May 1, 2015, AGP entered into a secured credit facility agreement with a syndicate of banks. As of September 30, 2016, the lenders under the credit facility have no commitment to lend to AGP under the credit facility and AGP has a zero dollar borrowing base, but AGP and its subsidiaries have the ability to enter into derivative contracts to manage their exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on AGP’s oil and gas properties and first priority security interests in substantially all of its assets. The credit facility may be amended in the future if AGP and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit AGP and its subsidiaries ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. AGP was in compliance with these covenants as of September 30, 2016. In addition, AGP’s credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

The following table summarizes the gross fair values of AGP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed combined consolidated balance sheets as of the dates indicated (in thousands):

Offsetting Derivatives as of September 30, 2016	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$154	$(154)	$—
Long-term portion of derivative assets	27	(27)	—
Total derivative assets	$181	$(181)	$—

Current portion of derivative liabilities	$(221)	$154	$(67)
Long-term portion of derivative liabilities	(149)	27	(122)
Total derivative liabilities	$(370)	$181	$(189)

Offsetting Derivatives as of December 31, 2015
Current portion of derivative assets	$399	$(96)	$303
Long-term portion of derivative assets	162	(53)	109
Total derivative assets	$561	$(149)	$412

Current portion of derivative liabilities	$(96)	$96	$—
Long-term portion of derivative liabilities	(53)	53	—
Total derivative liabilities	$(149)	$149	$—

At September 30, 2016, AGP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Liability	Total Type
				(in thousands)(2)	(in thousands)(2)
Crude Oil – Fixed Price Swaps	2016(3)	14,500	$46.938	$(29)
	2017	37,100	$49.968	$(50)
	2018	26,500	$48.850	$(110)
				AGP’s net liabilities	$(189)

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward WTI crude oil prices, as applicable.
(3)	The production volumes for 2016 include the remaining three months of 2016 beginning October 1, 2016.

Atlas Resource Partners

The following table summarizes the gross fair values of ARP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed combined consolidated balance sheets as of December 31, 2015 (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$159,460	$—	$159,460
Long-term portion of derivative assets	198,262	—	198,262
Total derivative assets	$357,722	$—	$357,722

Current portion of derivative liabilities	$—	$—	$—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$—	$—	$—

On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

Secured Hedge Facility

ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP was required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as the former general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantees their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets.

An event of default occurred under the secured hedging facility agreement upon ARP’s filing of voluntary petitions for relief under Chapter 11. The lenders under the secured hedge facility agreed to forbear from exercising remedies in respect of such event of default while the Chapter 11 Filings were pending and, upon occurrence of the effective date of the Plan contemplated by ARP’s Restructuring Support Agreement, such event of default was no longer be deemed to exist or to continue under the secured hedge facility.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We and our subsidiaries use a market approach fair value methodology to value our financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We and our subsidiaries separate the fair value of our financial instruments into the three level hierarchy (Levels 1, 2 and 3) based on our/their assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. As of September 30, 2016 and December 31, 2015, all derivative financial instruments were classified as Level 2.

Information for our and our subsidiaries’ financial instruments measured at fair value at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2016
Assets, gross
Rabbi trust	$4,091	$—	$—	$4,091
AGP Commodity swaps	—	181	—	181
Total assets, gross	4,091	181	—	4,272
Liabilities, gross
AGP Commodity swaps	—	(370)	—	(370)
Total derivative liabilities, gross	—	(370)	—	(370)
Total assets, fair value, net	$4,091	$(189)	$—	$3,902
As of December 31, 2015
Assets, gross
Rabbi trust	$5,584	$—	$—	$5,584
ARP Commodity swaps	—	355,329	—	355,329
ARP Commodity puts	—	2,393	—	2,393
AGP Commodity swaps	—	561	—	561
Total assets, gross	5,584	358,283	—	363,867
Liabilities, gross
AGP Commodity swaps	—	(149)	—	(149)
Total derivative liabilities, gross	$—	$(149)	$—	$(149)
Total assets, fair value, net	$5,584	$358,134	$—	$363,718

Other Financial Instruments

We and our subsidiaries’ other current assets and liabilities on our condensed combined consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair values of our debt at September 30, 2016 and ours and ARP’s debt at December 31, 2015, which consist of borrowings under our term loan facilities, ARP’s senior notes and borrowings under ARP’s term loan and revolving credit facility, were $78.4 million and $929.2 million, respectively, compared with the carrying amounts of $78.4 million and $1,614.7 million, respectively. The carrying values of outstanding borrowings under the ARP revolving credit facility, which bear interest at variable interest rates, approximated their estimated fair value at December 31, 2015. The estimated fair values of the ARP senior notes and term loan facility at December 31, 2015 were based upon the market approach and calculated using the yields of the ARP senior notes and term loan facility as provided by financial institutions and thus were categorized as Level 3 values.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Management estimated the fair values of ARP’s natural gas and oil properties transferred to ARP upon liquidations of certain Drilling Partnerships (see Note 7) based on a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, ARP’s future operating and development costs of the assets, the respective natural gas, oil and natural gas liquids forward price curves, and estimated salvage values using ARP’s historical experience and external estimates of recovery values. These estimates of fair value are Level 3 measurements as they are based on unobservable inputs.

Management estimated the fair value of asset retirement obligations transferred to ARP upon liquidations of certain Drilling Partnerships (see Note 4) based on a discounted cash flow projections using ARP’s historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future considering inflation rates, federal and state regulatory requirements, and ARP’s assumed credit-adjusted risk-free interest rate. These estimates of fair value are Level 3 measurements as they are based on unobservable inputs.

Management estimated the fair value of the Warrants associated the Second Lien Credit Agreement (see Note 9) using a Black-Scholes pricing model which is based on Level 3 inputs including a unit price on the date of issuance of $0.50, exercise price of $0.20, risk free rate of 1.8%, a term of 10 years, and estimated volatility rate of 57%. The volatility rate used was consistent with that of ARP and similar sized entities within the industry. The estimated fair value per warrant was $0.40.

Management estimated the fair value of our equity method investment in ARP based on market data including ARP’s unit price and announcement of restructuring, which are Level 1 measurements as they are based on observable inputs.  Management estimated the fair value of our equity method investment in Titan based on its estimated enterprise value and reorganizational value of assets and liabilities upon emergence from bankruptcy through fresh-start accounting utilizing the discounted cash flow method for both its gas and oil production business and its partnership management business based on the financial projections in ARP’s disclosure statement.  The resulting fair value of Titan’s equity was used to value our equity method investment.  These estimates of fair value are Level 3 measurements as they are based on unobservable inputs.

NOTE 7—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ARP. ARP did not directly employ any persons to manage or operate its business. These functions were provided by employees of us and/or our affiliates.   On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

Relationship with Titan. Other than its named executive officers, Titan does not directly employ any persons to manage or operate its business. These functions were provided by employees of us and/or our affiliates.  On September 1, 2016, Titan entered into a Delegation of Management Agreement (the “Delegation Agreement”) with Titan Management, our wholly owned subsidiary. Pursuant to the Delegation Agreement, Titan has delegated to Titan Management all of Titan’s rights and powers to manage and control the business and affairs of Titan Energy Operating, LLC (a wholly owned subsidiary of Titan). However, Titan’s board of directors retains management and control over certain non-delegated duties.  In addition, Titan also entered into an Omnibus Agreement (the “Omnibus Agreement”) dated September 1, 2016 with Titan Management, Atlas Energy Resource Services, Inc. (“AERS”), our wholly owned subsidiary, and Titan Operating. Pursuant to the Omnibus Agreement, Titan Management and AERS will provide Titan and Titan Operating with certain financial, legal, accounting, tax advisory, financial advisory and engineering services (including cash management services) and Titan and Titan Operating will reimburse Titan Management and AERS for their direct and allocable indirect expenses incurred in connection with the provision of the services, subject to certain approval rights in favor of Titan’s Conflicts Committee.  As of September 30, 2016, we had a $5.6 million payable to Titan related to the timing of funding cash accounts related to general and administrative expenses, such as payroll and benefits, which was recorded in advances from affiliates in our condensed consolidated balance sheet.

Relationship with AGP. AGP does not directly employ any persons to manage or operate its business. These functions are provided by employees of us and/or our affiliates. Atlas Growth Partners, GP, LLC (“AGP GP”) receives an annual management fee in connection with its management of AGP equivalent to 1% of capital contributions per annum. During both the three months ended September 30, 2016 and 2015, AGP paid $0.6 million related to AGP GP for this management fee. During the nine months ended September 30, 2016 and 2015, AGP paid $1.7 million and $1.2 million related to AGP GP for this management fee. We charge direct costs, such as salary and wages, and allocate indirect costs, such as rent for offices, to AGP by us based on the number of its employees who devoted substantially all of their time to activities on its behalf. AGP reimburses us at cost for direct costs incurred on its behalf. AGP will reimburse all necessary and reasonable costs allocated by the general partner. AGP was required to pay AGP GP an amount equal to any actual, out-of-pocket expenses related to its private placement offering and the formation and financing of AGP, including legal costs incurred by AGP GP, which payments were approximately 2% of the gross proceeds of its private placement offering.

Relationship with Drilling Partnerships. ARP conducted certain activities through, and a portion of its revenues are attributable to, sponsorship of the Drilling Partnerships. Through the Plan Effective Date, ARP served as the ultimate general partner and operator of the Drilling Partnerships and assumed customary rights and obligations for the Drilling Partnerships. As the ultimate general partner, ARP was liable for the Drilling Partnerships’ liabilities and could have been liable to limited partners of the Drilling Partnerships if it breached its responsibilities with respect to the operations of the Drilling Partnerships. ARP was entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Drilling Partnership’s revenue and costs and expenses according to the respective partnership agreements.

In March 2016, ARP transferred $36.7 million of investor capital raised and $13.3 million of accrued well drilling and completion costs incurred by ARP to the Atlas Eagle Ford 2015 L.P. private drilling partnership for activities directly related to their program. In June 2016, ARP transferred $5.2 million of funds to certain of the Drilling Partnerships that were projected to make monthly or quarterly distributions to their limited partners over the next several months and/or quarter to ensure accessible distribution funding coverage in accordance with the respective Drilling Partnerships’ operations and partnership agreements in the event ARP experienced a prolonged restructuring period as ARP performed all administrative and management functions for the Drilling Partnerships. On July 26, 2016, ARP adopted certain amendments to the Drilling Partnerships’ partnership agreements, in accordance with ARP’s ability to amend the Drilling Partnerships’ partnership agreements to cure an ambiguity in or correct or supplement any provision of the Drilling Partnerships’ partnership agreements as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the Chapter 11 Filings, with respect to the managing general partner would not cause the managing general partner to cease to serve as the managing general partner of the Drilling Partnerships nor cause the termination of the Drilling Partnerships.

Through the date of the Chapter 11 Filings, ARP had recorded $7.2 million and $12.4 million of gas and oil properties and asset retirement obligations, respectively, transferred to ARP as a result of certain Drilling Partnership liquidations. The gas and oil properties and asset retirement obligations were recorded at their fair values on the respective dates of the Drilling Partnerships’ liquidation and transferred to ARP (see Note 5) and resulted in a non-cash loss of $6.2 million, net of liquidation and transfer adjustments, for the nine months ended September 30, 2016, which was recorded in other income/(loss) in our condensed combined consolidated statement of operations.

As of December 31, 2015, ARP had trade receivables of $6.6 million from certain of the Drilling Partnerships which were recorded in accounts receivable in the condensed consolidated balance sheet. As of December 31, 2015, ARP had trade payables of $3.0 million to certain of the Drilling Partnerships, which were recorded in accounts payable in the condensed consolidated balance sheet.

As of the Plan Effective Date, Titan serves as the ultimate general partner and operator of the Drilling Partnerships and assumed customary rights and obligations for the Drilling Partnerships.

Other Relationships.  We have other related party transactions with regard to our Term Loan Facilities (see Note 4), our Series A preferred units (Note 9) and our general partner and limited partner interest in Lightfoot (see Note 1).

NOTE 8—COMMITMENTS AND CONTINGENCIES

ARP is the ultimate managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. ARP has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally, for Drilling Partnerships with this structure, ARP is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and ARP could immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it did not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by ARP to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of the date of the Chapter 11 Filings, the management of ARP believed that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

While its historical structure has varied, ARP has generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they had received specified returns, typically 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. ARP periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment fells below the agreed upon rate, ARP recognizes subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that would achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which ARP had recognized subordination in a historical period, if projected investment returns subsequently reflected that the agreed upon limited partner investment return would be achieved during the subordination period, ARP would recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized. For the three months ended September 30, 2016 and 2015, $0.2 million and $0.4 million of ARP’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses.  For the nine months ended September 30, 2016 and 2015, $0.8 million and $1.5 million, respectively, of ARP’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses.

Subsequent to the Plan Effective Date, Titan is the ultimate managing general partner of the Drilling Partnerships and performs the above responsibilities and evaluations.

On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

As of September 30, 2016, we did not have any commitments related to our drilling and completion and capital expenditures.

Legal Proceedings

We and our subsidiaries are parties to various routine legal proceedings arising out of the ordinary course of our business. Our and our subsidiaries’ management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

NOTE 9—ISSUANCES OF UNITS

We recognize gains or losses on AGP’s equity transactions as credits or debits, respectively, to unitholders’ equity on our condensed combined consolidated balance sheets rather than as income or loss on our condensed combined consolidated statements of operations. These gains or losses represent our portion of the excess or the shortage of the net offering price per unit of AGP’s common units as compared to the book carrying amount per unit.

In connection with the Second Lien Credit Agreement, on April 27, 2016, we issued to the Lenders, warrants (the “Warrants”) to purchase up to 4,668,044 common units representing limited partner interests at an exercise price of $0.20 per unit. The Warrants expire on March 30, 2026 and are subject to customary anti-dilution provisions. On April 27, 2016, we entered into a registration rights agreement pursuant to which we agreed to register the offer and resale of our common units underlying the Warrants as well as any common units issued as in-kind interest payments under the Second Lien Credit Agreement. The Warrants include a cashless exercise provision entitling the Lenders to surrender a portion of the underlying common units that has a value equal to the aggregate exercise price in lieu of paying cash upon exercise of a warrant. As a result of issuance of the Warrants, we recognized a $1.9 million debt discount on the Second Lien Credit Agreement, which will be amortized over the term of the debt, and a corresponding $1.9 million increase to unitholders’ equity – warrants on our condensed combined balance sheet as of September 30, 2016.

On February 27, 2015 we issued and sold an aggregate of 1.6 million of our newly created Series A convertible preferred units, with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), at a purchase price of $25.00 per unit to certain members of our management, two management members of the Board, and outside investors. Holders of the Series A Preferred Units are entitled to monthly distributions of cash at a rate equal to the greater of (i) 10% of the liquidation preference per annum, increasing to 12% per annum, 14% per annum and 16% per annum on the first, second and third anniversaries of the of the private placement, respectively, or (ii) the monthly equivalent of any cash distribution declared by us to holders of our common units, as well as Series A Preferred Units at a rate equal to 2% of the liquidation preference per annum. All or a portion of the Series A Preferred Units will be convertible into our units at the option of the holder at any time following the later of (i) the one-year anniversary of the distribution and (ii) receipt of unitholder approval. The conversion price will be equal to the greater of (i) $8.00 per common unit; and (ii) the lower of (a) 110.0% of the volume weighted average price for our common units over the 30 trading days following the distribution date; and (b) $16.00 per common unit. We sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The Series A Preferred Units resulted in proceeds to us of $40.0 million. We used the proceeds to fund a portion of the $150.0 million payment by us to Atlas Energy related to the repayment of Atlas Energy’s term loan (see Note 2). The Series A Purchase Agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities.

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

On May 12, 2016, due to the income tax ramifications of potential options we were considering, the Board of Directors delayed the vesting of approximately 911,900 units granted, under our long-term incentive plan, to employees, directors and officers, until March 2017. The phantom units were set to vest between June 8, 2016 and September 1, 2016. The delayed vesting schedule did not have a significant impact on the compensation expense recorded in general and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2016 or our remaining unrecognized compensation expense related to such awards.

Atlas Resource Partners

ARP had an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP sold from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, were made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the former trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP paid each of the Agents a commission, which in each case was not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP sold common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal was pursuant to the terms of a separate agreement between ARP and such Agent. During the three months ended September 30, 2016, ARP did not issue any common limited partner units under the equity distribution program. During the three months ended September 30, 2015, ARP issued 5,519,110 common limited partner units under the equity distribution agreement for net proceeds of $18.6 million, net of $0.3 million in commissions and offering expenses paid.  During the nine months ended September 30, 2016, ARP issued 245,175 common limited partner units under the equity distribution program for net proceeds of $0.2 million, net of $4,000 in commissions and offering expenses paid. During the nine months ended September 30, 2015, ARP issued 8,404,934 common limited partner units under the equity distribution agreement for net proceeds of $40.0 million, net of $1.0 million in commissions and offering expenses paid.

In August 2015, ARP entered into a distribution agreement with MLV & Co. LLC (“MLV”) which ARP terminated and replaced in November 2015, when ARP entered into a distribution agreement with MLV and FBR Capital Markets & Co. pursuant to which ARP sold its 8.625% Class D Cumulative Redeemable Perpetual Preferred Units (“Class D ARP Preferred Units”) and 10.75% Class E Cumulative Redeemable Perpetual Preferred Units (“Class E ARP Preferred Units”). ARP did not issue any Class D Preferred Units nor Class E Preferred Units under the August 2015 and November 2015 preferred equity distribution programs for the period ended July 27, 2016. During the three and nine months ended September 30, 2015, ARP issued 90,328 Class D ARP Preferred Units and 1,083 Class E ARP Preferred Units under its preferred equity distribution program for net proceeds of $1.0 million, net of $0.2 million in commissions and offering expenses paid.

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

On May 12, 2016, due to the income tax ramifications of the potential options ARP was considering, the Board of Directors delayed the vesting date of approximately 110,000 units granted to employees, directors and officers until March 2017.  The phantom units were set to vest between May 15, 2016 and August 31, 2016. The delayed vesting schedule did not have a significant impact on ARP’s compensation expense recorded in general and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2016 or our remaining unrecognized compensation expense related to such awards.

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

Atlas Growth Partners

On April 5, 2016, we announced that AGP’s registration statement on Form S-1 (Registration Number: 333-207537) was declared effective by the SEC.

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

During the nine months ended September 30, 2015, AGP sold an aggregate of 12,623,500 of its common limited partner units at a gross offering price of $10.00 per unit. In connection with the issuance of its common limited partner units, unitholders received 1,262,350 warrants to purchase its common limited partner units at an exercise price of $10.00 per unit.

As a result of AGP’s management’s decision to temporarily suspend its current primary offering efforts (see Note 2), AGP reclassified $5.3 million of offering costs to other loss on our condensed consolidated statements of operations.  These offering costs were previously capitalized within noncontrolling interest on our condensed consolidated balance sheet as an offset to any proceeds raised in its current primary offering and include $1.5 million that were previously capitalized within noncontrolling interest on our condensed consolidated balance sheet as of December 31, 2015.

In connection with the issuance of ARP’s unit offerings during the nine months ended September 30, 2016, we recorded gains of $0.2 million within unitholders’ equity and a corresponding decrease in non-controlling interests on our condensed combined consolidated balance sheet and condensed combined consolidated statement of unitholders’ equity. In connection with the issuance of ARP’s and AGP’s unit offerings for the nine months ended September 30, 2015, we recorded gains of $3.4 million within equity and a corresponding decrease in non-controlling interests on our condensed combined consolidated balance sheets and condensed combined consolidated statement of unitholders’ equity.

On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

NOTE 10—CASH DISTRIBUTIONS

Our Cash Distributions. We have a cash distribution policy under which we distribute, within 50 days following the end of each calendar quarter, all of our available cash (as defined in our limited liability company agreement) for that quarter to our unitholders. As a result of the First Lien Credit Agreement and Second Lien Credit Agreement entered into on March 30, 2016 (see Note4), we are prohibited from paying future cash distributions on our common and preferred units.

During the nine months ended September 30, 2016, we paid a distribution of $1.0 million to Class A preferred unitholders. During the nine months ended September 30, 2015, we paid a distribution of $1.7 million to Class A preferred unitholders.

ARP Cash Distributions. ARP had a monthly cash distribution program whereby ARP distributed all of its available cash (as defined in the partnership agreement) for that month to its unitholders within 45 days from the month end. If ARP’s common unit distributions in any quarter exceeded specified target levels, we received between 13% and 48% of such distributions in excess of the specified target levels.

While outstanding, the Class B ARP Preferred Units received regular quarterly cash distributions equal to the greater of (i) $0.40 (or $0.1333 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. In July 2015, the remaining 39,654 Class B Preferred Units were converted into ARP common limited partner units.

The Class C ARP Preferred Units received regular quarterly cash distributions equal to the greater of (i) $0.51 (or $0.17 per unit paid on a monthly basis) and (ii) the quarterly common unit distribution. On May 5, 2016, ARP’s Board of Directors elected to suspend ARP’s common unit and Class C preferred distributions, beginning with the month of March of 2016, due to the continued lower commodity price environment.

ARP paid quarterly distributions on its Class D ARP Preferred Units at an annual rate of $2.15625 per unit, $0.5390625 per unit paid on a quarterly basis, or 8.625% of the $25.00 liquidation preference. ARP paid quarterly distributions on its Class E ARP Preferred Units at an annual rate of $2.6875 per unit, or $0.671875 per unit on a quarterly basis, or 10.75% of the $25.00 liquidation preference. On June 16, 2016, ARP’s Board of Directors elected to suspend the distributions on the Class D ARP Preferred Units and the Class E ARP Preferred Units, beginning with the second quarter 2016 distribution, due to the continued lower commodity price environment.  The Class D ARP Preferred Units and Class E ARP Preferred Units accrued distributions of $3.4 million and $0.3 million, respectively, from April 15, 2016 through August 31, 2016.  However, due to the distribution suspension and ARP’s Chapter 11 Filings, these amounts were not earned as the preferred units were cancelled without receipt of any consideration on the Plan Effective Date.

During the nine months ended September 30, 2016, ARP paid four monthly cash distributions totaling $5.1 million to common limited partners ($0.0125 per unit per month); $2.5 million to Preferred Class C limited partners ($0.0125 per unit per month); and $0.2 million to the General Partner Class A holder ($0.0125 per unit per month). During the nine months ended September 30, 2015, ARP paid six monthly cash distributions totaling $103.0 million to common limited partners ($0.1966 per unit in both January and February 2015 and $0.1083 per unit in March through September 2015); $5.9 million to Preferred Class C limited partners ($0.1966 per unit in both January and February 2015 and $0.17 per unit in March through September 2015); approximately $42,000 to Preferred Class B limited partners ($0.1966 per unit in both January and February 2015 and $0.1333 per unit in March through July 2015); and $4.3 million to the General Partner Class A holder ($0.1966 per unit in both January and February 2015 and $0.1083 per unit in March through September 2015).

During the nine months ended September 30, 2016, ARP paid two distributions totaling $4.4 million to Class D Preferred units ($0.5390625 per unit) for the period October 15, 2015 through April 14, 2016. During the nine months ended September 30, 2015, ARP paid three distributions totaling $6.3 million to Class D Preferred units ($0.6169270 per unit for the period October 2, 2014 through January 14, 2015 and $0.539063 per unit for the period January 15, 2015 through July 14, 2015).

On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

During the nine months ended September 30, 2016, ARP paid two distributions totaling $0.3 million to Class E Preferred units ($0.671875 per unit) for the period October 15, 2015 through April 14, 2016.  During the nine months ended September 30, 2015, ARP paid one $0.2 million distribution to Class E Preferred units ($0.6793 per unit) for the period April 14, 2015 through July 14, 2015.

AGP Cash Distributions. AGP has a cash distribution policy under which it distributes to holders of common units and Class A units on a quarterly basis a distribution of $0.175 per unit, or $0.70 per unit per year, to the extent AGP has sufficient available cash after establishing appropriate reserves and paying fees and expenses, including reimbursements of expenses to the general partner and its affiliates. Distributions are generally paid within 45 days of the end of the quarter to unitholders of record on the applicable record date. Unitholders are entitled to receive distributions from AGP beginning with the quarter following the quarter in which AGP first admits them as limited partners. On November 2, 2016, AGP’s Board of Directors determined to suspend its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow and reinvest in its business and assets due to the suspension of its current primary offering.

During the nine months ended September 30, 2016, AGP paid a distribution of $12.2 million to common limited partners ($0.1750 per unit per quarter) and $0.3 million to the general partner’s Class A units ($0.1750 per unit per quarter). During the nine months ended September 30, 2015, AGP paid a distribution of $6.5 million to common limited partners ($0.1750 per unit per quarter) and $0.1 million to the general partner’s Class A units ($0.1750 per unit per quarter).

NOTE 11—OPERATING SEGMENT INFORMATION

Our operations included three reportable operating segments: ARP (through the date of the Chapter 11 Filings), AGP, and corporate and other. These operating segments reflected the way we managed our operations and made business decisions. Corporate and other includes our equity investment in Lightfoot (see Note 1) and Titan (see Note 2), as well as our general and administrative and interest expenses. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Atlas Resource Partners:
Revenues	$39,198	$257,895	$125,582	$597,609
Operating costs and expenses	(18,391)	(80,486)	(134,718)	(244,126)
Depreciation, depletion and amortization expense	(8,460)	(40,463)	(67,513)	(125,948)
Asset impairment	—	(672,246)	—	(672,246)
Gain (loss) on asset sales and disposal	24	(362)	(469)	(276)
Interest expense	(9,224)	(25,192)	(68,883)	(75,105)
Gain on early extinguishment of debt	—	—	26,498	—
Reorganization items, net	(21,649)	—	(21,649)	—
Other loss	—	—	(6,156)	—
Segment income (loss)	$(18,502)	$(560,854)	$(147,308)	$(520,092)
Atlas Growth Partners:
Revenues	$2,918	$4,591	$8,911	$8,767
Operating costs and expenses	(3,274)	(3,399)	(10,198)	(11,711)
Depreciation, depletion and amortization expense	(3,898)	(2,848)	(11,424)	(5,095)
Asset impairment	—	(7,291)	—	(7,291)
Other loss	(5,297)	—	(5,297)	—
Segment loss	$(9,551)	$(8,947)	$(18,008)	$(15,330)
Corporate and other:
Revenues	$121	$348	$793	$504
General and administrative	(963)	(5,050)	(4,648)	(27,624)
Interest expense	(4,488)	(3,084)	(10,121)	(21,109)
Loss on early extinguishment of debt	—	(4,726)	(6,080)	(4,726)
Gain on deconsolidation of Atlas Resource Partners, L.P.	46,951	—	46,951	—
Segment loss	$41,621	$(12,512)	$26,895	$(52,955)
Reconciliation of segment loss to net income (loss):
Segment income (loss):
Atlas Resource Partners	$(18,502)	$(560,854)	$(147,308)	$(520,092)
Atlas Growth Partners	(9,551)	(8,947)	(18,008)	(15,330)
Corporate and other	41,621	(12,512)	26,895	(52,955)
Net income (loss)	$13,568	$(582,313)	$(138,421)	$(588,377)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Resource Partners(1)	$39,198	$257,895	$125,582	$597,609
Atlas Growth Partners	2,918	4,591	8,911	8,767
Corporate and other	121	348	793	504
Total revenues(1)	$42,237	$262,834	$135,286	$606,880
Capital expenditures:
Atlas Resource Partners	$2,335	$32,799	$21,155	$102,290
Atlas Growth Partners	248	7,659	6,575	20,777
Corporate and other	—	—	—	—
Total capital expenditures	$2,583	$40,458	$27,730	$123,067

	September 30,	December 31,
	2016	2015
Balance sheet:
Goodwill:
Atlas Resource Partners	$—	$13,639
Atlas Growth Partners	—	—
Corporate and other	—	—
Total goodwill	$—	$13,639
Total assets:
Atlas Resource Partners	$—	$1,699,949
Atlas Growth Partners	124,707	159,622
Corporate and other	27,127	23,675
Total assets	$151,834	$1,883,246

NOTE 12—SUBSEQUENT EVENTS

Atlas Growth Partners

Primary Offering Suspension. On November 2, 2016, AGP’s management decided to temporarily suspend its current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

Cash Distributions Suspension. On November 2, 2016, AGP’s Board of Directors determined to suspend its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow and reinvest in its business and assets due to the suspension of its current primary offering.

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

Our operations primarily consisted of our ownership interests in the following:

•

During the period September 1, 2016 to September 30, 2016, Titan Energy, LLC (“Titan”), an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”) with operations in basins across the United States. We hold a Series A Preferred Share (which entitles us to receive 2% of the aggregate of distributions paid to shareholders (as if it held 2% of Titan’s members’ equity, subject to potential dilution in the event of future equity interests and to appoint four of seven directors) in Titan. Titan sponsors and manages tax-advantaged investment partnerships (the “Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas, crude oil and NGL production activities. As discussed further below, Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”);

•

Through August 31, 2016, 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest (consisting of 24,712,471 common limited partner units) in ARP, a publicly traded Delaware master limited partnership (“MLP”) (OTC: ARPJ) and an independent developer and producer of natural gas, crude oil and NGL, with operations in basins across the United States. As part of its exploration and production activities, ARP sponsored and managed the Drilling Partnerships, in which it coinvested, to finance a portion of its natural gas and oil production activities.  As discussed further below, ARP was the predecessor to the business and operations of Titan;

•

all of the incentive distribution rights, an 80.0% general partner interest and a 2.1% limited partner interest in Atlas Growth Partners, L.P. (“AGP”), a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in South Texas. On June 30, 2015, AGP concluded a private placement offering, during which it issued $233.0 million of its common limited partner units. Of the $233.0 million of gross funds raised, we purchased $5.0 million common limited partner units. AGP’s registration statement on Form S-1 (Registration Number: 333-207537) was declared effective by the Securities and Exchange Commission (the “SEC”) on April 5, 2016. AGP is offering in the aggregate up to 100,000,000 Class A common units and Class T common units, each representing limited partner interests in AGP, pursuant to a primary offering on a "best efforts" basis. AGP must receive minimum offering proceeds of $1.0 million to break escrow, and the maximum offering proceeds of the primary offering may not exceed $1.0 billion. The Class A common units will be sold for a cash purchase price of $10.00 and the Class T common units will be sold for a cash purchase price of $9.60, with the remaining $0.40 constituting the Class T common unitholders' deferred payment obligation to AGP. AGP is also offering up to 21,505,376 Class A common units at $9.30 per unit pursuant to a distribution reinvestment plan. AGP’s management recently decided to temporarily suspend its primary offering efforts; and

•

12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and a 15.4% general partner interest in Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”), the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors. Lightfoot focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. We account for our investment in Lightfoot under the equity method of accounting. During the three months ended September 30, 2016 and 2015, we received net cash distributions of $0.5 million and $1.4 million, respectively. During the nine months ended September 30, 2016 and 2015, we received net cash distributions of approximately $1.4 million and $2.2 million, respectively.

At September 30, 2016, we had 26,037,992 common limited partner units issued and outstanding. The common units are a class of limited liability company interests in us. The holders of common units are entitled to participate in company distributions and exercise the rights or privileges available to holders of common units as outlined in the limited liability company agreement.

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

Our condensed combined consolidated financial statements contain our accounts and those of our combined consolidated subsidiaries as of September 30, 2016. We determined that ARP (through the Plan Effective Date, as discussed further below) and AGP are variable interest entities (“VIE’s”) based on their respective partnership agreements, our power, as the general partner, to direct the activities that most significantly impact each of their respective economic performance, and our ownership of each of their respective incentive distribution rights. Accordingly, we consolidated the financial statements of ARP (until the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP into our condensed combined consolidated financial statements. Our consolidated VIE’s operating results and asset balances are presented separately in Note 11 – Operating Segment Information. As the general partner for both ARP (through the Plan Effective Date) and AGP, we have unlimited liability for the obligations of ARP (through the Plan Effective Date) and AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interests in ARP (through the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP are reflected as (income) loss attributable to non-controlling interests in the condensed combined consolidated statements of operations and as a component of unitholders’ equity on the condensed combined consolidated balance sheets. All material intercompany transactions have been eliminated.

In connection with ARP’s Chapter 11 Filings on July 27, 2016, we deconsolidated ARP’s financial statements from our condensed combined consolidated financial statements, as we no longer had the power to direct the activities that most significantly impacted ARP’s economic performance; however, we retained the ability to exercise significant influence over the operating and financial decisions of ARP and therefore applied the equity method of accounting for our investment in ARP up to the Plan Effective Date. As a result of these changes, our condensed combined consolidated financial statements subsequent to ARP’s Chapter 11 Filings will not be comparable to our condensed combined financial statements prior to ARP’s Chapter 11 Filings. Our financial results for future periods following the application of equity method accounting will be different from historical trends and the differences may be material.

On the Plan Effective Date, we determined that Titan is a VIE based on its limited liability company agreement and the delegation of management and omnibus agreements between Titan and Titan Management, which provide us the power to direct activities that most significantly impact Titan’s economic performance, but we do not have a controlling financial interest. As a result, we do not consolidate Titan but rather apply the equity method of accounting as we have the ability to exercise significant influence over Titan’s operating and financial decisions.

Throughout this section, when we refer to “our” condensed combined consolidated financial statements, we are referring to the condensed combined consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP and AGP, adjusted for non-controlling interests in ARP and AGP. Certain amounts in the prior year’s consolidated financial statements have been reclassified due to the adoption of certain accounting standards (see Item 1: “Financial Statements (Unaudited)” – Note 2).

RECENT DEVELOPMENTS

Atlas Resource Partners

ARP Restructuring and Emergence from Chapter 11 Proceedings

On July 25, 2016, we, along with ARP and certain of its subsidiaries, solely with respect to certain sections thereof, entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with (i) lenders holding 100% of ARP’s senior secured revolving credit facility (the “First Lien Lenders”), (ii) lenders holding 100% of ARP’s second lien term loan (the “Second Lien Lenders”) and (iii) holders (the “Consenting Noteholders” and, collectively with the First Lien Lenders and the Second Lien Lenders, and their respective successors or permitted assigns that become party to the Restructuring Support Agreement, the “Restructuring Support Parties”) of approximately 80% of the aggregate principal amount outstanding of the 7.75% Senior Notes due 2021 (the “7.75% Senior Notes”) and the 9.25% Senior Notes due 2021 (the “9.25% Senior Notes” and, together with the 7.75% Senior Notes, the “Notes”) of ARP’s subsidiaries, Atlas Resource Partners Holdings, LLC and Atlas Resource Finance Corporation (together, the “Issuers”). Under the Restructuring Support Agreement, the Restructuring Support Parties agreed, subject to certain terms and conditions, to support ARP’s restructuring (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).

On July 27, 2016, ARP and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court,” and the cases commenced thereby, the “Chapter 11 Filings”). The cases commenced thereby were jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

ARP operated its businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, all suppliers, vendors, employees, royalty owners, trade partners and landlords were unimpaired by the Plan and were satisfied in full in the ordinary course of business, and ARP’s existing trade contracts and terms were maintained. To assure ordinary course operations, ARP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to ARP, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

On September 1, 2016, (the “Plan Effective Date”), pursuant to the Plan, the following occurred:

•

the First Lien Lenders received cash payment of all obligations owed to them by ARP pursuant to the senior secured revolving credit facility (other than $440 million of principal and face amount of letters of credit) and became lenders under Titan’s first lien exit facility credit agreement, composed of a $410 million conforming reserve-based tranche and a $30 million non-conforming tranche.

•

the Second Lien Lenders received a pro rata share of Titan’s second lien exit facility credit agreement with an aggregate principal amount of $252.5 million.  In addition, the Second Lien Lenders received a pro rata share of 10% of the common equity interests of Titan, subject to dilution by a management incentive plan.

•

Holders of the Notes, in exchange for 100% of the $668 million aggregate principal amount of Notes outstanding plus accrued but unpaid interest as of the commencement of the Chapter 11 Filings, received 90% of the common equity interests of Titan, subject to dilution by a management incentive plan.

•	all of ARP’s preferred limited partnership units and common limited partnership units were cancelled without the receipt of any consideration or recovery.

•

ARP transferred all of its assets and operations to Titan as a new holding company and ARP dissolved. As a result, Titan became the successor issuer to ARP for purposes of and pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

•

Titan Energy Management, LLC, our wholly owned subsidiary (“Titan Management”), received a Series A Preferred Share of Titan, which entitles Titan Management to receive 2% of the aggregate of distributions paid to shareholders (as if it held 2% of Titan’s members’ equity, subject to potential dilution in the event of future equity interests and to appoint four of seven directors) in Titan and certain other rights. Four of the seven initial members of the board of directors of Titan are designated by Titan Management (the “Titan Class A Directors”). For so long as Titan Management holds such preferred share, the Titan Class A Directors will be appointed by a majority of the Titan Class A Directors then in office. Titan has a continuing right to purchase the preferred share at fair market value (as determined pursuant to the methodology provided for in Titan’s limited liability company agreement), subject to the receipt of certain approvals, including the holders of at least 67% of the outstanding common shares of Titan unaffiliated with Titan Management voting in favor of the exercise of the right to purchase the preferred share.

We were not a party to ARP’s Restructuring. We remain controlled by the same ownership group and management team and thus, ARP’s Restructuring did not have a material impact on the ability of management to operate us or our other businesses.

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

Atlas Growth Partners

Primary Offering Suspension

On November 2, 2016, AGP’s Board of Directors elected to suspend its current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues.

Cash Distributions.

On November 2, 2016, AGP’s Board of Directors elected to suspend its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order retain its cash flow and reinvest in its business and assets due to the suspension of its current primary offering.

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

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines since the fourth quarter of 2014 through the third quarter of 2016. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

Our subsidiaries’ future gas and oil reserves, production, cash flow, the ability to make payments on debts and the ability to make distributions to unitholders, including AGP’s ability to make distributions to us, depend on our subsidiaries’ success in producing current reserves efficiently, developing existing acreage and acquiring additional proved reserves economically. Our subsidiaries face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas and oil production from particular wells decrease. Our subsidiaries attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than produced. To the extent our subsidiaries do not have sufficient capital, our subsidiaries’ ability to drill and acquire more reserves will be negatively impacted.

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. For the period ended September 30, 2016, our consolidated gas and oil production revenues and expenses consisted of AGP’s gas and oil production activities and ARP’s gas and oil production revenues and expenses through July 27, 2016. ARP has focused its natural gas, crude oil and NGL production operations in various plays throughout the United States. AGP’s gas and oil production derives from its wells drilled in the Eagle Ford, Marble Falls and Mississippi Lime plays. AGP and ARP have established production positions in the following operating areas:

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

The following table presents the number of wells our subsidiaries drilled and the number of wells our subsidiaries turned in line, both gross and for our respective interests, during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Atlas Resource Partners:
Gross wells drilled(4)	—	13	—	20
Net wells drilled(1)	—	4	—	9
Gross wells turned in line(3)	—	3	—	34
Net wells turned in line(1) (3)	—	3	—	13

Atlas Growth Partners:
Gross wells drilled(4)	—	—	—	—
Net wells drilled(2)	—	—	—	—
Gross wells turned in line(3)	—	2	2	4
Net wells turned in line(2) (3)	—	2	2	4

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
(4)

Neither ARP nor AGP drilled any exploratory wells during the three and nine months ended September 30, 2016 and 2015; neither ARP nor AGP had any gross or net dry wells within their operating areas during the three and nine months ended September 30, 2016 and 2015.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production volumes per day:(1)(2)
Atlas Resource Partners:
Natural gas (Mcfd)	52,561	216,414	143,650	221,159
Oil (Bpd)	1,148	4,842	3,284	5,220
NGLs (Bpd)	612	3,121	1,778	3,266
Total (Mcfed)	63,122	264,196	174,021	272,077
Atlas Growth Partners:
Natural gas (Mcfd)	422	574	445	594
Oil (Bpd)	661	885	883	566
NGLs (Bpd)	75	91	78	84
Total (Mcfed)	4,833	6,426	6,213	4,497
Total production volumes per day:
Natural gas (Mcfd)	52,983	216,988	144,095	221,753
Oil (Bpd)	1,809	5,727	4,167	5,786
NGLs (Bpd)	687	3,212	1,856	3,350
Total (Mcfed)	67,955	270,623	180,234	276,574
Production:(1)(2)
Atlas Resource Partners:
Natural gas (MMcf)	4,836	19,910	39,360	60,376
Oil (000’s Bbls)	106	446	900	1,425
NGLs (000’s Bbls)	56	287	487	892
Total (MMcfe)	5,807	24,306	47,682	74,277
Atlas Growth Partners:
Natural gas (MMcf)	39	53	122	162
Oil (000’s Bbls)	61	81	242	155
NGLs (000’s Bbls)	7	8	21	23
Total (MMcfe)	445	591	1,702	1,228
Total production:
Natural gas (MMcf)	4,874	19,963	39,482	60,539
Oil (000’s Bbls)	166	527	1,141	1,580
NGLs (000’s Bbls)	63	295	509	915
Total (MMcfe)	6,252	24,897	49,384	75,505

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

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas and oil. The following table presents production revenues and average sales prices for AGP’s and ARP’s natural gas, oil, and NGLs production for the three and nine months ended September 30, 2016 and 2015, along with average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production revenues (in thousands):(1)
Atlas Resource Partners:
Natural gas revenue	$15,146	$57,919	$74,320	$181,008
Oil revenue	2,358	28,854	38,628	97,100
NGLs revenue	749	3,961	5,194	14,135
Total revenues	$18,253	$90,734	$118,142	$292,243
Atlas Growth Partners:
Natural gas revenue	$108	$139	$269	$430
Oil revenue	2,586	3,640	8,740	7,287
NGLs revenue	98	99	269	290
Total revenues	$2,792	$3,878	$9,278	$8,007
Total production revenues:
Natural gas revenue	$15,254	$58,058	$74,589	$181,438
Oil revenue	4,944	32,494	47,368	104,386
NGLs revenue	847	4,060	5,463	14,425
Total revenues	$21,045	$94,612	$127,420	$300,249
Average sales price:
Atlas Resource Partners:
Natural gas (per Mcf):(2)
Total realized price, after hedge(3)(4)	$3.55	$3.30	$3.47	$3.41
Total realized price, before hedge(3)	$2.50	$2.28	$1.83	$2.32
Oil (per Bbl):(2)
Total realized price, after hedge(4)	$42.34	$88.42	$74.75	$83.99
Total realized price, before hedge	$42.34	$43.25	$36.31	$46.74
NGLs (per Bbl):(2)
Total realized price, after hedge(4)	$13.30	$21.42	$10.66	$22.17
Total realized price, before hedge	$13.30	$11.01	$10.66	$13.00
Atlas Growth Partners:
Natural gas (per Mcf):(2)
Total realized price, after hedge	$2.78	$2.63	$2.20	$2.65
Total realized price, before hedge	$2.78	$2.63	$2.20	$2.65
Oil (per Bbl):(2)
Total realized price, after hedge(4)	$42.80	$47.14	$37.09	$48.39
Total realized price, before hedge	$42.56	$44.72	$36.12	$47.09
NGLs (per Bbl):(2)
Total realized price, after hedge	$14.28	$11.88	$12.58	$12.63
Total realized price, before hedge	$14.28	$11.88	$12.58	$12.63

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production costs (per Mcfe):(2)
Atlas Resource Partners:
Lease operating expenses(4)	$1.13	$1.13	$1.20	$1.30
Production taxes	0.23	0.22	0.19	0.19
Transportation and compression	0.19	0.19	0.23	0.24
	$1.55	$1.54	$1.62	$1.74
Atlas Growth Partners:
Lease operating expenses(4)	$0.79	$0.81	$0.85	$0.99
Production taxes	0.30	0.31	0.26	0.32
Transportation and compression	0.14	0.07	0.11	0.06
	$1.23	$1.20	$1.22	$1.37
Total production costs:
Lease operating expenses(4)	$1.11	$1.29	$1.18	$1.33
Production taxes	0.23	0.19	0.19	0.20
Transportation and compression	0.19	0.24	0.23	0.23
	$1.53	$1.72	$1.60	$1.77

(1)

Includes the impact of cash settlements on ARP’s commodity derivative contracts not previously included within accumulated other comprehensive income following ARP’s decision to de-designate hedges beginning on January 1, 2015 (see Item 1: “Financial Statements (Unaudited)” – Note 6). Cash settlements on ARP’s commodity derivative contracts excluded from production revenues, consisted of $4.1 million and $6.8 million for natural gas for the three months ended September 30, 2016 and 2015, respectively, and $10.5 million for oil for the three months ended September 30, 2015; $62.6 million and $21.4 million for natural gas and $26.5 million and $22.6 million for oil for the nine months ended September 30, 2016 and 2015, respectively. Cash settlements on ARP’s natural gas derivative contracts excluded from production revenues were $2.2 million and $5.6 million for the three months ended September 30, 2015, respectively. AGP’s oil derivative contracts which were entered into subsequent to our decision to discontinue hedge accounting beginning on January 1, 2015. AGP’s cash settlements on commodity derivative contracts excluded from production revenues consisted of $0.2 million for oil for both of the three and nine month periods ended September 30, 2015 and the nine months ended September 30, 2016, and approximately $16,000 for the three months ended September 30, 2016.

(2)	“Mcf” represents thousand cubic feet; “Mcfe” represents thousand cubic feet equivalents; and “Bbl” represents barrels.
(3)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three and nine months ended September 30, 2016 and 2015. Including the effect of this subordination, ARP’s average realized gas sales price was $2.39 per Mcf ($2.39 per Mcf before the effects of financial hedging) and $3.25 per Mcf ($2.23 per Mcf before the effects of financial hedging) for the three months ended September 30, 2016 and 2015, respectively, and $3.41 per Mcf ($1.66 per Mcf before the effects of financial hedging) and $3.35 per Mcf ($2.27 per Mcf before the effects of financial hedging) for the nine months ended September 30, 2016 and 2015, respectively.

(4)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for three and nine months ended September 30, 2016 and 2015. Including the effects of these costs, ARP’s total lease operating expenses per Mcfe were $1.07 per Mcfe ($1.49 per Mcfe for total production costs) and $1.28 per Mcfe ($1.71 per Mcfe for total production costs) for the three months ended September 30, 2016 and 2015, respectively, and $1.16 per Mcfe ($1.58 per Mcfe for total production costs) and $1.32 per Mcfe ($1.75 per Mcfe for total production costs) for the nine months ended September 30, 2016 and 2015, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.11 per Mcfe ($1.53 per Mcfe for total production costs) and $1.27 per Mcfe ($1.80 per Mcfe for total production costs) for the three months ended September 30, 2016 and 2015 and $1.15 per Mcfe ($1.56 per Mcfe for total production costs) and $1.31 per Mcfe ($1.75 per Mcfe for total production costs) for the nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Gas and oil production revenues	$21,045	$94,612	$127,420	$300,249
Gas and oil production costs	$(9,228)	$(42,300)	$(77,454)	$(131,908)

The $73.6 million decrease in production revenues for the three months ended September 30, 2016 as compared to the prior year period consisted of a $31.5 million decrease attributable to ARP’s coal-bed methane operations, a $16.5 million decrease associated with ARP’s Rangely operations, a $10.6 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls operations, a $7.1 million decrease attributable to ARP’s Eagle Ford operations, a $4.0 million decrease attributable to ARP’s Appalachia operations, a $2.8 million decrease attributable to ARP’s Mid-Continent operations, and a $1.1 million decrease associated with AGP’s Eagle Ford operations. Our gas and oil production revenue decreases in all operating areas were attributed to lower production volumes and decreases in oil and NGL commodity prices compared to the prior year period. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

The $172.8 million decrease in production revenues for the nine months ended September 30, 2016 as compared to the prior year period consisted of a $75.1 million decrease attributable to ARP’s coal-bed methane operations, a $35.9 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls operations, a $32.7 million decrease associated with ARP’s Rangely operations, a $15.6 million decrease attributable to ARP’s Eagle Ford operations, an $8.5 million decrease attributable to ARP’s and AGP’s Mid-Continent operations and a $7.2 million decrease attributable to ARP’s Appalachia operations, partially offset by a $2.2 million increase associated with AGP’s Eagle Ford operations. Our gas and oil production revenue decreases in all ARP operating areas were attributed to lower production volumes and decreases in oil and NGL commodity prices compared to the prior year period. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

The $33.1 million decrease in production costs for the three months ended September 30, 2016 as compared to the prior year period primarily consisted of a $14.4 million decrease attributable to ARP’s coal-bed methane operations, a $7.6 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls operations, a $4.8 million decrease associated with ARP’s Rangely operations, a $3.5 million decrease attributable to ARP’s Appalachia operations, a $1.5 million decrease attributable to ARP’s Mid-Continent operations and a $1.3 million decrease attributable to ARP’s Eagle Ford operations. Our gas and oil production revenue decreases in all operating areas were attributed to lower production volumes and decreases in oil commodity prices compared to the prior year period. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

The $54.5 million decrease in production costs for the nine months ended September 30, 2016 as compared to the prior year period primarily consisted of a $22.1 million decrease attributable to ARP’s coal-bed methane assets, a $16.3 million decrease attributable to AGP’s and ARP’s Barnett Shale/Marble Falls assets, a $7.2 million decrease attributable to ARP’s Appalachia operations, a $4.8 million decrease associated with ARP’s Rangely operations, a $3.2 million decrease attributable to ARP’s Mid-Continent assets, and a $1.8 million decrease attributable to ARP’s Eagle Ford assets, partially offset by a $0.9 million increase attributable to AGP’s Eagle Ford operations. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

Well Construction and Completion

Drilling Program Results. For the periods ended September 30, 2016, our well construction and completion revenues and expenses consisted solely of ARP’s activities. We deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented. The number of wells ARP drills will vary within ARP’s partnership management segment depending on the amount of capital it raises through its Drilling Partnerships, the cost of each well, the depth or type of each well, the estimated recoverable reserves attributable to each well and accessibility to the well site. Well construction and completion revenues and costs and expenses incurred represent the billings and costs associated with the completion of wells for Drilling Partnerships ARP sponsors. As ARP’s drilling contracts with the Drilling Partnerships are on a “cost-plus” basis, an increase or decrease in its average cost per well also results in a proportionate increase or decrease in its average revenue per well, which directly affects the number of wells ARP drills.

The following table presents the amounts of Drilling Partnership investor capital raised and deployed, as well as sets forth information relating to these revenues and the related costs and number of net wells associated with these revenues during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Drilling partnership investor capital:
Raised	$—	$24,954	$—	$24,954
Deployed	$9,727	$23,054	$10,501	$63,665

Average construction and completion:
Revenue per well	$6,980	$7,204	$5,546	$3,942
Cost per well	(6,069)	(6,264)	(4,822)	(3,428)
Gross profit per well	$911	$940	$724	$514
Gross profit margin	$1,269	$3,008	$1,370	$8,304
Partnership net wells associated with revenue recognized(1):
Appalachia - Utica	—	—	—	2
Barnett/Marble Falls	—	—	—	5
Eagle Ford	1	3	2	4
Mississippi Lime/Hunton	—	—	—	5
Total	1	3	2	16

(1)	Consists of ARP’s Drilling Partnership net wells for which well construction and completion revenue was recognized on a “cost-plus” basis.

The $1.7 million and $6.9 million decreases in well construction and completion gross profit margin during the three and nine month periods ended September 30, 2016, respectively, as compared to the respective prior year periods were due to decreases in the number of ARP’s partnership wells for which completion activities were being performed related to timing and the economics of such activities during the challenging commodity price environment along with a downward revision to ARP’s estimated total costs to complete wells, which resulted in an unfavorable adjustment to ARP’s gross profit margin recognized on ARP’s percentage of completion basis for the wells in progress.

Administration and Oversight

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Administration and oversight revenues	$140	$5,495	$1,090	$7,301

For the periods ended September 30, 2016, our administration and oversight revenues and expenses consist solely of ARP’s activities. Administration and oversight fee revenues represent supervision and administrative fees earned for the drilling and subsequent ongoing management of wells for ARP’s Drilling Partnerships. Typically, ARP receives a lower administration and oversight fee related to shallow, vertical wells it drills within the Drilling Partnerships, such as those in the Marble Falls play, as compared to deep, horizontal wells, such as those drilled in the Marcellus Shale and the Utica Shales. The following table presents the number of gross and net development wells ARP drilled for its Drilling Partnerships during the three and nine months ended September 30, 2016 and 2015. There were no exploratory wells drilled during the three and nine months ended September 30, 2016 and 2015. We deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross partnership wells drilled:
Barnett/Marble Falls	—	—	—	2
Eagle Ford	—	10	—	10
Mississippi Lime/Hunton	—	—	—	2
Total	—	10	—	14
Net partnership wells drilled:
Barnett/Marble Falls	—	—	—	2
Eagle Ford	—	10	—	10
Mississippi Lime/Hunton	—	—	—	1
Total	—	10	—	13

The $5.4 million and $6.2 million decreases in administration and oversight fee revenues during the three and nine months ended September 30, 2016, respectively, compared to the prior year period were primarily due to decreases in the number of wells spud within the three and nine months ended September 30, 2016 compared with the prior year periods.

Well Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Well services revenues	$1,158	$5,842	$9,780	$18,568
Well services expenses	$(436)	$(2,398)	$(4,088)	$(6,735)

At September 30, 2016, our well services revenues and expenses consisted solely of ARP’s activities. Well services revenue and expenses represent the monthly operating fees ARP charges and the work ARP’s service company performs, including work performed for ARP’s Drilling Partnership wells during the drilling and completing phase as well as ongoing maintenance of these wells and other wells for which ARP serves as operator. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

The $4.7 million and $8.8 million decreases in well services revenue during the three and nine month periods ended September 30, 2016, respectively, as compared to the respective prior year period are primarily related to lower fee revenue associated with ARP’s salt water gathering and disposal systems within the Mississippi Lime and Marble Falls operating areas, which are utilized by ARP’s Drilling Partnership wells, and an increased number of wells having been shut in, which results in a reduction of the monthly operating fees which ARP charges the Drilling Partnerships and due to certain Drilling Partnerships liquidated in the current year.

The $2.0 million and $2.6 million decreases in well services expenses during the three and nine months ended September 30, 2016, respectively, as compared to the prior year periods are primarily related to lower labor costs.

Gathering and Processing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Gathering and processing margin	$(99)	$(788)	$(1,474)	$(1,360)

For the periods ended September 30, 2016, our gathering and processing margin consisted solely of ARP’s activities. Gathering and processing revenues and expenses include gathering fees ARP charges to its Drilling Partnership wells and the related expenses and gross margin for ARP’s processing plants in the New Albany Shale and the Chattanooga Shale. Generally, ARP charges a gathering fee to its Drilling Partnership wells equivalent to the fees it remits. In Appalachia, a majority of ARP’s Drilling Partnership wells are subject to a gathering agreement, whereby ARP remits a gathering fee of 16%. However, based on the respective Drilling Partnership agreements, ARP charges its Drilling Partnership wells a 13% gathering fee. As a result, some of its gathering expenses, specifically those in the Appalachian Basin, will generally exceed the revenues collected from the Drilling Partnerships by approximately 3%. We deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

The $0.7 million favorable movement in gathering and processing margin during the three-month period ended September 30, 2016 as compared to the respective prior year period was principally due to the deconsolidation of ARP resulting in two months less of margin during the three months ended September 30, 2016. The $0.1 million unfavorable movement in gathering and processing margin during the nine-month period ended September 30, 2016 as compared to the respective prior year period was principally due to the deconsolidation of ARP resulting in two months less of margin during the nine months ended September 30, 2016, partially offset by higher oil prices in Appalachia and lower gathering fees, particularly from ARP’s Marcellus Shale Drilling Partnership wells in Northeastern Pennsylvania, which are utilizing ARP’s gathering pipeline.

Other Revenues and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$9,449	$131,777	$(18,188)	$210,466
Other, net	175	369	1,045	585

Other Expenses
General and administrative:
Atlas Energy Group	$963	$5,050	$4,648	$27,624
Atlas Growth Partners	2,726	2,690	8,118	10,013
Atlas Resource Partners	175	13,978	41,013	44,400
Total general and administrative	$3,864	$21,718	$53,779	$82,037
Depreciation, depletion and amortization:
Atlas Growth Partners	$3,898	$2,848	$11,424	$5,095
Atlas Resource Partners	8,460	40,463	67,513	125,948
Total depreciation, depletion and amortization	$12,358	$43,311	$78,937	$131,043
Interest expense:
Atlas Energy Group	$4,488	$3,084	$10,121	$21,123
Atlas Resource Partners	9,224	25,192	68,883	75,105
Total interest expense	$13,712	$28,276	$79,004	$96,228
(Gain) loss on asset sales and disposal – Atlas Resource Partners	$(24)	$362	$469	$276
(Gain) loss on extinguishment of debts, net:
Atlas Energy Group	$—	$4,726	$6,080	$4,726
Atlas Resource Partners	—	—	(26,498)	—
Total (gain) loss on extinguishment of debts, net	$—	$4,726	$(20,418)	$4,726
Reorganization items, net – Atlas Resource Partners	$21,649	—	$21,649	—
Gain on deconsolidation of Atlas Resource Partners, L.P.	46,951	—	46,951	—
Other loss:
Atlas Growth Partners	5,297	—	5,297	—
Atlas Resource Partners	—	—	6,156	—
Total other loss	$5,297	$—	$11,453	$—
(Income) loss attributable to non-controlling interests	23,619	439,969	132,916	420,411

Gain (Loss) on Mark-to-Market Derivatives. ARP and AGP recognize changes in the fair value of their derivatives immediately within gain (loss) on mark-to-market derivatives on their consolidated statements of operations. The recognized gains/(losses) are due to decreases/(increases) in commodity future prices relative to our commodity fixed price swaps during the three and nine months ended September 30, 2016 as compared to the prior year period. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

General and Administrative Expenses. Our $4.1 million decrease in general and administrative expenses for the three months ended September 30, 2016 is primarily due to a $1.3 million decrease in stock compensation expense, a $0.3 million decrease in salaries, wages and benefits, a $0.7 million decrease in non-recurring transaction costs and $1.8 million decrease in other corporate activities. ARP’s $13.8 million decrease in general and administrative expenses for the three months ended September 30, 2016 as compared to the prior year period is primarily due to a $5.5 million decrease in salaries, wages and benefits, a $4.0 million decrease in various of ARP’s non-recurring financial advisors and legal counsel costs due to reclassifying the costs to reorganization items, net, a $0.9 million decrease in ARP’s syndication expenses due to lower program fundraising activities, a $0.3 million decrease in ARP’s non-cash stock compensation and a $3.1 million decrease in ARP’s other corporate activities. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

Our $23.0 million decrease in general and administrative expenses for the nine months ended September 30, 2016 is primarily due to a $17.1 million decrease in non-recurring transaction costs attributable to our spin-off from Atlas Energy during the prior year period, a $4.9 million decrease in salaries, wages and benefits and a $1.6 million decrease in other corporate activities partially offset by a $0.6 million increase in stock compensation expense. ARP’s $3.4 million decrease in general and administrative expenses for the nine months ended September 30, 2016 as compared to the prior year period is primarily due to a $4.8 million decrease in ARP’s non-cash stock compensation activities and a $3.6 million decrease in other corporate expenses, partially offset by a $3.0 million increase in ARP’s salaries, wages and benefits, a $1.5 million increase in ARP’s restructuring costs to various financial advisors and legal counsel and a $0.5 million increase in ARP’s syndication expenses due to lower program fundraising. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented. AGP’s $1.9 million decrease in general and administrative expenses from the comparable prior year period is primarily due to a $2.0 million decrease in salaries, wages and other corporate activity costs allocated to us by ATLS and ARP in connection with the completion of our private placement offering in June 2015.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization for the three and nine months ended September 30, 2016 was primarily due to a $28.5 million and a $50.6 million decrease in AGP’s and ARP’s depletion expense. The following table presents total depletion expense, depletion as a percent of gas and oil production revenue and depletion expense per Mcfe for ARP’s and AGP’s operations for the respective periods (in thousands, except for percentage and per Mcfe data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depletion expense:
Total	$11,340	$39,792	$70,923	$121,517
Depletion expense as a percentage of gas and oil production revenue	54%	42%	56%	40%
Depletion per Mcfe	$1.81	$1.60	$1.44	$1.61

Depletion expense varies from period to period and is directly affected by changes in ARP’s gas and oil reserve quantities, production levels, product prices and changes in the depletable cost basis of ARP’s gas and oil properties. The decreases in depletion expense and depletion expense per Mcfe when compared with the comparable prior year period were due to impairments of ARP’s proved properties recorded in the third and fourth quarters of 2015 as a result of lower forecasted commodity prices, which reduced the depletable cost basis of ARP’s proved gas and oil properties in the current year periods and the deconsolidation of ARP on July 27, 2016. The increases in the depletion expense as a percentage of gas and oil revenues when compared with the comparable prior year periods were primarily due to the deconsolidation of ARP on July 27, 2016 as AGP has higher depletion expense as a percentage of gas and oil production revenue. The increase in depletion expenses per Mcfe for the three months ended September 30, 2016 as compared to the prior year period was primarily due to the deconsolidation of ARP on July 27, 2016 as AGP has a higher depletion expense per Mcfe. The fluctuations in depletion expense, depletion expenses as a percentage of gas and oil revenues and depletion expenses per Mcfe for the nine months ended September 30, 2016 as compared to the prior year period, were all partially offset by an increase in AGP’s depletion expense associated with the expansion of its Eagle Ford operations.

Interest Expense. The increase in our interest expense for the three months ended September 30, 2016 as compared to the prior year period consisted of $3.9 million of paid-in-kind interest on our current Riverstone Term Loan Facilities during the three months ended September 30, 2016 and $0.3 million of amortization of warrants that were issued in connection with the Second Lien Credit Agreement, partially offset by a $1.5 million decrease in interest on outstanding term loans primarily resulting from lower outstanding borrowings and the refinancing of the Deutsche Bank Term Loan in 2015 to the Riverstone Term Loan Facilities in March 2016 that among other things decreased the interest rate by approximately 6% per annum, $0.9 million of discount amortization for our Deutsche Bank Term Loan in the prior year period and $0.4 million of discount amortization for our Term Loan Facilities in the prior year period. The decrease in ARP’s interest expense during the three months ended September 30, 2016 as compared to the prior year period consisted of a $11.2 million decrease associated with interest expense on ARP’s Notes primarily due to only one month of interest expense in the current year period due to the Chapter 11 filings, a $4.5 million decrease associated with ARP’s Second Lien Credit Facility, which replaced ARP’s Old Second Lien Term Loan pursuant to the Plan, with a higher rate of interest than the Old Second Lien Term Loan, a $3.1 million decrease associated with amortization of ARP’s deferred financing costs and a $2.3 million decrease associated with lower outstanding borrowings under ARP’s First Lien Credit Facility at a higher interest rate, partially offset by a $3.4 million decrease in ARP’s capitalized interest due to lower capital spending and $1.8 million in accelerated amortization related to the reduction of the borrowing base of ARP’s First Lien Credit Facility in July 2016. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

The decrease in our interest expense for the nine months ended September 30, 2016 as compared to the prior year period consisted of $5.7 million of accelerated amortization of the deferred financing costs associated with the portion of Atlas Energy’s Term Loan Facility allocated to us in February 2015, a $4.7 million decrease in interest on outstanding term loans primarily resulting from lower outstanding borrowings and the refinancing of the Deutsche Bank Term Loan in 2015 to the Riverstone Term Loan Facilities in March 2016 that among other things decreased the interest rate by approximately 6% per annum, $3.2 million of discount amortization for Atlas Energy’s Term Loan Facility allocated to us in the prior year period, $2.9 million of accelerated amortization of the discount of Atlas Energy’s Term Loan Facility allocated to us resulting from repayments made to reduce the outstanding balance during the prior year period, $2.3 million of discount amortization for our Term Loan Facilities with Deutsche Bank during the nine months ended September 30, 2015 and $0.4 million for amortization of our deferred financing costs in the prior year period, partially offset by the $7.6 million of paid-in-kind interest on our current Riverstone Term Loan Facilities, $0.3 million of amortization of warrants that were issued in connection with the Second Lien Credit Agreement and $0.3 million in amortization of deferred financing costs for the current Riverstone Term Loan Facilities during the nine months ended September 30, 2016. The decrease in ARP’s interest expense during the nine months ended September 30, 2016 as compared to the prior year period consisted of an $11.0 million decrease associated with interest expense on ARP’s Notes primarily due to only one month of interest expense in the current year period due to the Chapter 11 Filings, a $4.3 million decrease associated with accelerated amortization of ARP’s deferred financing costs resulting from a reduction of the borrowing base of its credit facility in February 2015, a $1.6 million decrease associated with amortization of ARP’s deferred financing costs, a $1.3 million decrease associated with interest expense on ARP’s Senior Notes due to ARP’s repurchases in January and February of 2016 and a $0.7 million decrease associated with ARP’s Term Loan Facility entered into February 2015, partially offset by a $6.5 million decrease in ARP’s capitalized interest due to lower capital spending, $5.9 million associated with accelerated amortization of ARP’s deferred financing costs resulting from a reductions of the borrowing base of its First Lien Credit Facility in June and July 2016, and a $0.3 million increase associated with generally higher outstanding borrowings under ARP’s First Lien Credit Facility. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

Gain (Loss) on Early Extinguishment of Debt. The gain on early extinguishment of debt for the nine months ended September 30, 2016 represents a $26.5 million gain related to the repurchase of a portion of ARP’s 7.75% and 9.25% Senior Notes, partially offset by $3.7 million of accelerated amortization of deferred financing costs and $2.4 million of prepayment penalties related to the restructuring of our Term Loan Facility with Riverstone. Of ARP’s $26.5 million gain, $27.4 million related to the gain from the redemption of the principal values and accrued interest, partially offset by $0.9 million related to the accelerated amortization of the related deferred financing costs. Loss on early extinguishment of debt of $4.7 million for the three and nine months ended September 30, 2015 represents $4.4 million of accelerated amortization of the discount and $0.3 million of accelerated deferred financing costs related to the early retirement of our Term Loan Facilities with Deutsche Bank.

Reorganization Items, Net. The $21.6 million reorganization items, net for the three and nine months ended September 30, 2016 represent incremental costs incurred as a result of ARP’s Chapter 11 Filings in our condensed consolidated statement of operations.

Gain on deconsolidation of Atlas Resource Partners, L.P. As a result of deconsolidating ARP and recording our equity method investment in ARP at a fair value of zero on the date of the Chapter 11 Filings, we recognized a $47.0 million non-cash gain, which is recorded in gain on deconsolidation of ARP on our condensed combined consolidated statements of operations for the three and nine months ended September 30, 2016.

Other loss. The $5.3 million loss for the three months ended September 30, 2016 was due to AGP’s $5.3 million write-off of issuer costs in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. The $11.5 million loss for the nine months ended September 30, 2016 represents ARP’s $6.2 million non-cash loss, net of liquidation and transfer adjustments, of certain Drilling Partnerships’ liquidation and transfer of oil and gas properties and asset retirement obligations to ARP and AGP’s $5.3 million write-off of issuer costs.

(Income) Loss Attributable to Non-Controlling Interests. (Income) loss attributable to non-controlling interests includes an allocation of ARP’s and AGP’s net income (losses) to non-controlling interest holders. The movement in loss attributable to non-controlling interests between the three months ended September 30, 2016 and the prior year comparable period was primarily due to a reduction in ARP’s net loss between the periods primarily related to the $672.2 million impairment for ARP’s oil and gas properties in the Barnett, Coal-bed Methane, Southern Appalachia, Marcellus and Mississippi Lime operating areas in the prior year period, partially offset by the $131.1 million gain on mark-to-market derivatives during the three months ended September 30, 2015 and a $72.5 million decrease in gas and oil revenue due to lower production volumes and decreases in oil and NGL commodity prices compared to the prior year period.

The movement in loss attributable to non-controlling interests between the nine months ended September 30, 2016 and the prior year comparable period was primarily due to the reduction in ARP’s net loss between the periods primarily related to the $672.2 million impairment for ARP’s oil and gas properties in the Barnett, Coal-bed Methane, Southern Appalachia, Marcellus and Mississippi Lime operating areas in the prior year period and a $58.4 decrease in depreciation, depletion and amortization in the current year period, partially offset by the $209.7 million gain on mark-to-market derivatives during the nine months ended September 30, 2015 and a $174.1 million decrease in gas and oil revenue due to lower production volumes and decreases in oil and NGL commodity prices compared to the prior year period.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in AGP and Lightfoot. Our primary cash requirements, in addition to normal operating expenses, are for debt service and capital expenditures, which we expect to fund through operating cash flow, and cash distributions received.

We rely on the cash flows from the distributions received on our ownership interests in AGP and Lightfoot. The amount of cash that AGP can distribute to its partners, including us, principally depends upon the amount of cash it generates from its operations. AGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted AGP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on AGP’s liquidity position and ability to make distributions. Reductions of such distributions to us would adversely affect our ability to fund our cash requirements and obligations and meet our financial covenants under our credit agreements.

On November 2, 2016, AGP decided to temporarily suspend its current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, AGP’s Board of Directors suspended its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow and reinvest in its business and assets due to the suspension of its current primary offering.

We previously relied on cash distributions received with respect to our ownership interests in ARP; however, on May 5, 2016, ARP’s board of directors elected to suspend ARP’s common unit and Class C preferred distributions, beginning with the month of March of 2016, due to the continued lower commodity price environment.

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern.  If we are unable to remain in compliance with the covenants under our term loan facilities, absent relief from our lenders, we maybe be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under our term loan facilities could elect to declare all amounts outstanding immediately due and payable and could terminate all commitments to extend further credit. If an event of default occurs, we will not have sufficient liquidity to repay all of our outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern. Based on the uncertainty regarding future covenant compliance, we classified $76.6 million of outstanding indebtedness under our term loan facilities, which is net of $1.6 million of debt discounts and $0.2 million of deferred financing costs, as current portion of long term debt, net within our condensed combined consolidated balance sheet as of September 30, 2016.

We continually monitor our capital markets and capital structures and may make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. For example, we could pursue options such as refinancing, restructuring or reorganizing our indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address our liquidity concerns and high debt levels. There is no certainty that we will be able to implement any such options, and we cannot provide any assurances that any refinancing or changes to our  debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for our stakeholders, including cancellation of debt income (“CODI”) which would be directly allocated to our unitholders and reported on such unitholders’ separate returns. It is possible additional adjustments to our strategic plan and outlook may occur based on market conditions and our needs at that time, which could include selling assets or seeking additional partners to develop our assets.

Our condensed combined consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. Our condensed combined consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Atlas Growth Partners – Liquidity, Capital Resources, and Ability to Continue as a Going Concern

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

AGP was not a party to the Restructuring Support Agreement, and ARP’s Restructuring did not materially impact AGP.

On November 2, 2016, AGP decided to temporarily suspend its current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, AGP’s board of directors suspended its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow and reinvest in its business and assets due to the suspension of its current primary offering.  Accordingly, these decisions raise substantial doubt about AGP’s ability to continue as a going concern.  Management determined that substantial doubt is alleviated through management’s plans to reduce general and administrative expenses, the majority of which represent allocations from ATLS.

Cash Flows—Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$176,589	$(73,108)
Net cash used in investing activities	(26,961)	(173,187)
Net cash provided by (used in) financing activities	(169,375)	242,887

We deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

The change in cash flows provided by (used in) operating activities when compared with the comparable prior year period was primarily due to:

•	an increase from ARP’s $243.5 million sale of substantially all of its commodity hedge positions on July 25, 2016 and July 26, 2016 pursuant to the ARP Restructuring Support Agreement;
•	a decrease in distributions paid to non-controlling interests of $71.4 million;
•

an increase in our working capital of $63.5 million primarily due to decreases in accounts payable, accrued liabilities and liabilities associated with drilling contracts as a result of lower operating activities; and an increase due to derivative cash settlements; partially offset by lower accounts receivable, as a result of revenue declines, lower subscription receivables, due to a decline in ARP’s fund raising for well drilling activities, and an increase in cash outflow for well drilling liabilities;

•	a decrease in oil and gas production costs of $54.5 million due to ARP’s cost control measures and lower production activities;

•

a decrease in cash interest of $38.1 million primarily due to ARP’s the restructuring of ATLS and ARP’s debt in 2016, higher outstanding balances on its revolving credit facility and the debt under ARP’s term loan facility issued in February 2015, partially offset by ARP’s senior note repurchases in January and February 2016; and

•

a decrease in general and administrative expenses of $25.0 million primarily due to our non-recurring transaction costs attributable to our spin-off from Atlas Energy during the prior year period and our decrease in salaries, wages and benefits in the current year, partially offset by ARP’s higher salaries, wages, and benefits and costs associated with its restructuring; and partially offset by

•	a decrease in ARP’s and AGP’s gas and oil production revenues of $172.8 million, primarily due to lower oil and gas commodity pricing and production volumes;
•	a decrease of $26.6 million of cash due to the deconsolidation of ARP on the date of the Chapter 11 Filings;
•	an increase in ARP’s reorganization costs of $21.6 million representing incremental costs incurred as a result of ARP’s Chapter 11 Filings in our condensed consolidated statement of operations; and
•	a decrease in ARP’s well construction and completion margin totaling $6.9 million, due to lower revenue generating activities, partially offset by lower associated expenses.

The change in cash flows used in investing activities when compared with the comparable prior year period was primarily due to:

•	a decrease of $95.3 million in capital expenditures due to lower capital expenditures related to our subsidiaries’ drilling activities; and
•

a decrease of $49.1 million in net cash paid for acquisitions due primarily to ARP’s and AGP’s deferred purchase price payments and working capital settlements for ARP’s and AGP’s Eagle Ford acquisition in 2015.

The change in cash flows provided by (used in) financing activities when compared with the comparable prior year period was primarily due to:

•

a decrease of $242.5 million in net borrowings under ARP’s term loan and credit facilities primarily due to the second lien term loan proceeds of $242.5 million issued in the first quarter of 2015, net of $7.5 million of discount;

•

a decrease of $204.6 million in net proceeds from the issuance of AGP’s common limited partner units under its private placement offering in first nine months of 2015 and the issuance of ARP’s common limited partner units in the first nine months of 2015 under ARP’s equity distribution program;

•	a decrease of $40.0 million related to the issuance of our Series A preferred units;
•	an increase of $24.3 million in net repayments on ARP’s revolving credit facility; and
•	an increase of $5.5 million related to ARP’s senior note repurchases in the first quarter of 2016; partially offset by
•

a decrease of $74.0 million in net repayments under our term loan facilities due to our $148.1 million payment to Atlas Energy in connection with the repayment of Atlas Energy’s then existing term loan in the first quarter of 2015, which was partially funded by the $115.3 million interim and term loan A facilities, net of $12.5 million of discount, entered into in the first quarter of 2015, and $45.5 million in repayments on the interim and term loan A facilities during the first half of 2015, partially offset by $4.3 million in net repayments in the first quarter of 2016 on our term loan facilities;

•	an increase of $19.8 million related to the Arkoma transaction adjustment reflected in the first quarter of 2015; and
•

an increase of $10.3 million in deferred financing costs and discounts on the second lien term loan primarily related to the issuance of ARP’s $250.0 million second lien term loan in the first quarter of 2015; and

•

an increase of $0.7 million related to the decrease in distributions paid to preferred unitholders primarily due to the suspension of distributions for the Series A preferred units in the first quarter of 2015.

During the nine months ended September 30, 2016, the $7.6 million of paid-in-kind interest related to the Term Loan Facilities represented non-cash transactions. Our issuance of 4,668,044 warrants in connection with the Second Lien Credit Agreement during the nine months ended September 30, 2016 represented a non-cash transaction.

Capital Requirements

At September 30, 2016, the capital requirements of our subsidiaries’ natural gas and oil production consist primarily of expenditures to maintain or increase production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures. The following table summarizes consolidated total capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Capital Expenditures:
Atlas Resource Partners	$2,335	$32,799	$21,155	$102,290
Atlas Growth Partners	248	7,659	6,575	20,777
Total	$2,583	$40,458	$27,730	$123,067

Atlas Resource Partners. During the three months ended September 30, 2016, ARP’s total capital expenditures consisted primarily of $1.4 million for wells drilled exclusively for ARP’s own account compared with $14.4 million for the comparable prior year period, no current period investments in its Drilling Partnerships compared with $7.3 million for the prior year comparable period, $0.1 million of leasehold acquisition costs compared with $6.1 million for the prior year comparable period and $0.8 million of corporate and other costs compared with $5.0 million for the prior year comparable period.

During the nine months ended September 30, 2016, ARP’s total capital expenditures consisted primarily of $11.2 million for wells drilled exclusively for ARP’s own account compared with $40.1 million for the comparable prior year period, $0.6 million of investments in its Drilling Partnerships compared with $26.0 million for the prior year comparable period, $2.1 million of leasehold acquisition costs compared with $9.9 million for the prior year comparable period and $7.3 million of corporate and other costs compared with $26.3 million for the prior year comparable period.

Atlas Growth Partners. During the three months ended September 30, 2016 and 2015, AGP’s $0.2 million and $7.7 million of total capital expenditures, respectively, consisted primarily of its wells drilled and leasehold acquisition costs.

During the nine months ended September 30, 2016 and 2015, AGP’s $6.5 million and $20.8 million of total capital expenditures, respectively, consisted primarily of its wells drilled and leasehold acquisition costs.

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

As of September 30, 2016, we and our subsidiaries did not have any off-balance sheet commitments arrangements for our and our subsidiaries’ drilling and completion and other capital expenditures, excluding acquisitions.

Off-Balance Sheet Arrangements

As of September 30, 2016, we and our subsidiaries did not have any off-balance sheet commitment arrangements related to ARP’s and AGP’s drilling and completion and capital expenditures, excluding acquisitions.

Titan is the managing general partner of the Drilling Partnerships and has agreed to indemnify each investor partner from any liability that exceeds such partner’s share of Drilling Partnership assets. Titan has structured certain Drilling Partnerships to allow limited partners to have the right to present their interests for purchase. Generally, for Drilling Partnerships with this structure, Titan is not obligated to purchase more than 5% to 10% of the units in any calendar year, no units may be purchased during the first five years after closing for the Drilling Partnership, and Titan may immediately suspend the presentment structure for a Drilling Partnership by giving notice to the limited partners that it does not have adequate liquidity for redemptions. In accordance with the Drilling Partnership agreement, the purchase price for limited partner interests would generally be based upon a percentage of the present value of future cash flows allocable to the interest, discounted at 10%, as of the date of presentment, subject to estimated changes by Titan to reflect current well performance, commodity prices and production costs, among other items. Based on its historical experience, as of September 30, 2016, management believes that any such estimated liability for redemptions of limited partner interests in Drilling Partnerships which allow such transactions would not be material.

CREDIT FACILITIES

As of September 30, 2016, we had not guaranteed any of ARP’s or AGP’s obligations or debt instruments.

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

•	prohibit the payment of cash distributions on our common and preferred units;

•	require the receipt of quarterly distributions from Atlas Growth Partners, GP, LLC and Lightfoot; and

•	add a cross-default provision for defaults by ARP.

On October 6, 2016, we entered into a fourth amendment to the First Lien Credit Agreement with Riverstone and the Lenders, effective as of September 1, 2016, that makes conforming changes to reflect the status of Titan as the successor to ARP following the consummation of the Chapter 11 Filings and also removes the financial covenants and related cross-defaults that had previously been incorporated from ARP’s credit agreement.

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit

Agreement. The First Lien Credit Agreement combined with Second Lien Credit Agreement is presented in the table above net of an unamortized discount of $1.6 million as of September 30, 2016, related to the 4,668,044 warrants issued in connection with the Second Lien Credit Agreement.

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

On October 6, 2016, we entered into a first amendment to the Second Lien Credit Agreement with Riverstone and the Lenders, effective as of September 1, 2016, that makes conforming changes to reflect the status of Titan as the successor to ARP following the consummation of the Chapter 11 Filings and also removes the financial covenants and related cross-defaults that had previously been incorporated from ARP’s credit agreement.

In connection with the Term Loan Facilities, the lenders thereunder syndicated participations in loans underlying the facilities. As a result, certain of the Company’s current and former officers participated in approximately 12% of the loan syndication and warrants and a foundation affiliated with a 5% or more unitholder participated in approximately 12% of the loan syndication.

ARP First Lien Credit Facility

ARP was party to a Second Amended and Restated Credit Agreement, dated as of July 31, 2013 by and among ARP, the lenders from time to time party thereto, and Wells Fargo Bank (“Wells Fargo”), National Association, as administrative agent, as amended, supplemented or modified from time to time (the “ARP First Lien Credit Facility”), which provided for a senior secured revolving credit facility with a maximum borrowing base of $1.5 billion and was scheduled to mature in July 2018.

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

As of the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes.

ARP Second Lien Term Loan

ARP was party to a Second Lien Credit Agreement, dated as of February 23, 2015 by and among ARP, the lenders from time to time party thereto, and Wilmington Trust, National Association, as administrative agent, as amended, supplemented or modified from time to time (the “ARP Second Lien Term Loan”), which provided for a second lien term loan in an original principal amount of $250.0 million. The ARP Second Lien Term Loan was scheduled to mature on February 23, 2020.

On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes.

ARP Senior Notes

In January and February 2016, ARP executed transactions to repurchase $20.3 million of its 7.75% Senior Notes and $12.1 million of its 9.25% Senior Notes for $5.5 million, which included $0.6 million of interest. As a result of these transactions, we recognized $26.5 million as gain on early extinguishment of debt, net of accelerated amortization of deferred financing costs of $0.9 million, in the condensed consolidated statement of operations for the nine months ended September 30, 2016.

On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes.

ATLAS RESOURCE PARTNERS SECURED HEDGE FACILITY

ARP had a secured hedge facility agreement with a syndicate of banks under which certain Drilling Partnerships have the ability to enter into derivative contracts to manage their exposure to commodity price movements. Under ARP’s revolving credit facility, ARP was required to utilize this secured hedge facility for future commodity risk management activity for its equity production volumes within the participating Drilling Partnerships. ARP, as the former general partner of the Drilling Partnerships, administers the commodity price risk management activity for the Drilling Partnerships under the secured hedge facility and guarantees their obligations under it. Before executing any hedge transaction, a participating Drilling Partnership is required to, among other things, provide mortgages on its oil and gas properties and first priority security interests in substantially all of its assets to the collateral agent for the benefit of the counterparties. The secured hedge facility agreement contains covenants that limit each of the participating Drilling Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets.

An event of default occurred under the secured hedging facility agreement upon ARP’s filing of voluntary petitions for relief under Chapter 11. The lenders under the secured hedge facility agreed to forbear from exercising remedies in respect of such event of default while the Chapter 11 Filings were pending and, upon occurrence of the effective date of the Plan contemplated by ARP’s Restructuring Support Agreement, such event of default was no longer be deemed to exist or to continue under the secured hedge facility.

ATLAS GROWTH PARTNERS SECURED CREDIT FACILITY

On May 1, 2015, AGP entered into a secured credit facility agreement with a syndicate of banks. As of September 30, 2016, the lenders under the credit facility have no commitment to lend to AGP under the credit facility and AGP has a zero dollar borrowing base, but AGP and its subsidiaries have the ability to enter into derivative contracts to manage their exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on AGP’s oil and gas properties and first priority security interests in substantially all of its assets. The credit facility may be amended in the future if AGP and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit AGP and its subsidiaries ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. AGP was in compliance with these covenants as of September 30, 2016. In addition, AGP’s credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

ISSUANCE OF UNITS

We recognize gains or losses on AGP’s equity transactions as credits or debits, respectively, to unitholders’ equity on our condensed combined consolidated balance sheets rather than as income or loss on our condensed combined consolidated statements of operations. These gains or losses represent our portion of the excess or the shortage of the net offering price per unit of AGP’s common units as compared to the book carrying amount per unit.

In connection with the Second Lien Credit Agreement, on April 27, 2016, we issued to the Lenders, warrants (the “Warrants”) to purchase up to 4,668,044 common units representing limited partner interests at an exercise price of $0.20 per unit. The Warrants expire on March 30, 2026 and are subject to customary anti-dilution provisions. On April 27, 2016, we entered into a registration rights agreement pursuant to which we agreed to register the offer and resale of our common units underlying the Warrants as well as any common units issued as in-kind interest payments under the Second Lien Credit Agreement. The Warrants include a cashless exercise provision entitling the Lenders to surrender a portion of the underlying common units that has a value equal to the aggregate exercise price in lieu of paying cash upon exercise of a warrant. As a result of issuance of the Warrants, we recognized a $1.9 million debt discount on the Second Lien Credit Agreement, which will be amortized over the term of the debt, and a corresponding $1.9 million increase to unitholders’ equity – warrants on our condensed combined balance sheet as of September 30, 2016.

On February 27, 2015 we issued and sold an aggregate of 1.6 million of our newly created Series A convertible preferred units, with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), at a purchase price of $25.00 per unit to certain members of our management, two management members of the Board, and outside investors. Holders of the Series A Preferred Units are entitled to monthly distributions of cash at a rate equal to the greater of (i) 10% of the liquidation preference per annum, increasing to 12% per annum, 14% per annum and 16% per annum on the first, second and third anniversaries of the of the private placement, respectively, or (ii) the monthly equivalent of any cash distribution declared by us to holders of our common units, as well as Series A Preferred Units at a rate equal to 2% of the liquidation preference per annum. All or a portion of the Series A Preferred Units will be convertible into our units at the option of the holder at any time following the later of (i) the one-year anniversary of the distribution and (ii) receipt of unitholder approval. The conversion price will be equal to the greater of (i) $8.00 per common unit; and (ii) the lower of (a) 110.0% of the volume weighted average price for our common units over the 30 trading days following the distribution date; and (b) $16.00 per common unit. We sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The Series A Preferred Units resulted in proceeds to us of $40.0 million. We used the proceeds to fund a portion of the $150.0 million payment by us to Atlas Energy related to the repayment of Atlas Energy’s term loan. The Series A Purchase Agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities.

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

On May 12, 2016, due to the income tax ramifications of potential options we were considering, the Board of Directors delayed the vesting of approximately 911,900 units granted, under our long-term incentive plan, to employees, directors and officers, until March 2017. The phantom units were set to vest between June 8, 2016 and September 1, 2016. The delayed vesting schedule did not have a significant impact on the compensation expense recorded in general and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2016 or our remaining unrecognized compensation expense related to such awards.

Atlas Resource Partners

ARP had an equity distribution agreement with Deutsche Bank Securities Inc., as representative of the several banks named therein (the “Agents”). Pursuant to the equity distribution agreement, ARP sold from time to time through the Agents common units representing limited partner interests of ARP having an aggregate offering price of up to $100.0 million. Sales of common units, if any, were made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the former trading market for the common units, or sales made to or through a market maker other than on an exchange or through an electronic communications network. ARP paid each of the Agents a commission, which in each case was not be more than 2.0% of the gross sales price of common units sold through such Agent. Under the terms of the equity distribution agreement, ARP sold common units from time to time to any Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to an Agent as principal was pursuant to the terms of a separate agreement between ARP and such Agent. During the three months ended September 30, 2016, ARP did not issue any common limited partner units under the equity distribution program. During the three months ended September 30, 2015, ARP issued 5,519,110 common limited partner units under the equity distribution agreement for net proceeds of $18.6 million, net of $0.3 million in commissions and offering expenses paid.  During the nine months ended September 30, 2016, ARP issued 245,175 common limited partner units under the equity distribution program for net proceeds of $0.2 million, net of $4,000 in commissions and offering expenses paid. During the nine months ended September 30, 2015, ARP issued 8,404,934 common limited partner units under the equity distribution agreement for net proceeds of $40.0 million, net of $1.0 million in commissions and offering expenses paid.

In August 2015, ARP entered into a distribution agreement with MLV & Co. LLC (“MLV”) which ARP terminated and replaced in November 2015, when ARP entered into a distribution agreement with MLV and FBR Capital Markets & Co. pursuant to which ARP sold its 8.625% Class D Cumulative Redeemable Perpetual Preferred Units (“Class D ARP Preferred Units”) and 10.75% Class E Cumulative Redeemable Perpetual Preferred Units (“Class E ARP Preferred Units”). ARP did not issue any Class D Preferred Units nor Class E Preferred Units under the August 2015 and November 2015 preferred equity distribution programs for the period ended July 27, 2016. During the three and nine months ended September 30, 2015, ARP issued 90,328 Class D ARP Preferred Units and 1,083 Class E ARP Preferred Units under its preferred equity distribution program for net proceeds of $1.0 million, net of $0.2 million in commissions and offering expenses paid.

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

On May 12, 2016, due to the income tax ramifications of the potential options ARP was considering, the Board of Directors delayed the vesting date of approximately 110,000 units granted to employees, directors and officers until March 2017.  The phantom units were set to vest between May 15, 2016 and August 31, 2016. The delayed vesting schedule did not have a significant impact on ARP’s compensation expense recorded in general and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2016 or our remaining unrecognized compensation expense related to such awards.

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

Atlas Growth Partners

On April 5, 2016, we announced that AGP’s registration statement on Form S-1 (Registration Number: 333-207537) was declared effective by the SEC.

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

During the nine months ended September 30, 2015, AGP sold an aggregate of 12,623,500 of its common limited partner units at a gross offering price of $10.00 per unit. In connection with the issuance of its common limited partner units, unitholders received 1,262,350 warrants to purchase its common limited partner units at an exercise price of $10.00 per unit.

As a result of AGP’s management’s decision to temporarily suspend its current primary offering efforts, AGP reclassified $5.3 million of offering costs to other loss on our condensed consolidated statements of operations.  These offering costs were previously capitalized within noncontrolling interest on our condensed consolidated balance sheet as an offset to any proceeds raised in its current primary offering and include $1.5 million that were previously capitalized within noncontrolling interest on our condensed consolidated balance sheet as of December 31, 2015.

In connection with the issuance of ARP’s unit offerings during the nine months ended September 30, 2016, we recorded gains of $0.2 million within unitholders’ equity and a corresponding decrease in non-controlling interests on our condensed combined consolidated balance sheet and condensed combined consolidated statement of unitholders’ equity. In connection with the issuance of ARP’s and AGP’s unit offerings for the nine months ended September 30, 2015, we recorded gains of $3.4 million within equity and a corresponding decrease in non-controlling interests on our condensed combined consolidated balance sheets and condensed combined consolidated statement of unitholders’ equity.

On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purpose.

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

We and our subsidiaries are exposed to various market risks, principally fluctuating interest rates and changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. Our subsidiaries manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and interest rate cap and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2016. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our and our subsidiaries’ business.

ARP and AGP are subject to the risk of loss on their derivative instruments that would incurred as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. ARP and AGP maintain credit policies with regard to their counterparties to minimize their overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the quarterly monitoring of our oil, natural gas and NGLs counterparties’ credit exposures; (iii) comprehensive credit reviews on significant counterparties from physical and financial transactions on an ongoing basis; (iv) the utilization of contractual language that affords them netting or set off opportunities to mitigate exposure risk; and (v) when appropriate, requiring counterparties to post cash collateral, parent guarantees or letters of credit to minimize credit risk.  ARP’s assets related to derivatives as of September 30, 2016 represent financial instruments from ten counterparties; all of which are financial institutions that have an “investment grade” (minimum Standard & Poor’s rating of BBB+ or better) credit rating and are lenders associated with ARP’s revolving credit facility. Subject to the terms of ARP’s revolving credit facility, collateral or other securities are not exchanged in relation to derivatives activities with the parties in the revolving credit facility.

Interest Rate Risk. As of September 30, 2016, we had $78.4 million of outstanding borrowings under our term facilities. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending September 30, 2017 by $0.8 million.

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

Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the twelve-month period ending September 30, 2017 of approximately $26,000, net of non-controlling interests.

Realized pricing of natural gas, oil, and natural gas liquids production is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas, oil and natural gas liquids production. Pricing for natural gas, oil and natural gas liquids production has been volatile and unpredictable for many years. To limit AGP’s exposure to changing natural gas, oil and natural gas liquids prices, AGP enter into natural gas and oil swap, put option and costless collar option contracts. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter (“OTC”) futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. OTC contracts are generally financial contracts which are settled with financial payments or receipts and generally do not require delivery of physical hydrocarbons. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids fixed price swaps are priced based on a WTI crude oil index, while other natural gas liquids contracts are based on an OPIS Mt. Belvieu index.

As of September 30, 2016, AGP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)

Crude Oil – Fixed Price Swaps	2016(2)	14,500	$46.938
	2017	37,100	$49.968
	2018	26,500	$48.850

(1)	Volumes for crude oil are stated in barrels.
(2)	The production volumes for 2016 include the remaining three months of 2016 beginning October 1, 2016.

ITEM 4:	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A:	RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Part I – Item 1A “–Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 except as follows.

The Chapter 11 cases may have a negative impact on our image, which may negatively impact our business going forward.

Negative events or publicity associated with ARP’s Chapter 11 cases could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties. In addition, we may face greater difficulties in attracting, motivating and retaining management. These and other related issues could adversely affect our operations and financial condition.

Even following the consummation of the Plan, we may not be able to achieve our stated goals and continue as a going concern.

Even following the consummation of the Plan, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our oil and gas and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other plan of reorganization will achieve our stated goals.

Furthermore, even following the reduction in our debts as a result of the consummation of the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all.

Our ability to continue as a going concern is dependent upon our ability to receive distributions from Titan, AGP and Lightfoot raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern.

Our long term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund our ongoing operations, ARP incurred significant fees and other costs in connection with the Chapter 11 cases. AGP recently suspended its quarterly distributions, and we do not expect that Titan will pay distributions for the foreseeable future. We cannot assure you that our cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations following the consummation of the Plan.

ITEM 6:	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Third Amended and Restated Limited Liability Company Agreement of Atlas Energy Group, LLC, dated as of February 27, 2015(1)

3.2	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Atlas Energy Group, LLC, dated as of February 27, 2015(1)

3.3	Amendment No. 2 to the Third Amended and Restated Limited Liability Company Agreement of Atlas Energy Group, LLC, dated as of April 27, 2016(2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Schema Document(3)

101.CAL	XBRL Calculation Linkbase Document(3)

101.LAB	XBRL Label Linkbase Document(3)

101.PRE	XBRL Presentation Linkbase Document(3)

101.DEF	XBRL Definition Linkbase Document(3)

(1)	Previously filed as an exhibit to Atlas Energy Group, LLC’s current report on Form 8-K filed on March 2, 2015.
(2)	Previously filed as an exhibit to Atlas Energy Group, LLC’s current report on Form 8-K filed on April 29, 2016.
(3)

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

ATLAS ENERGY GROUP, LLC

Date: November 16, 2016	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chief Executive Officer

Date: November 16, 2016	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer

Date: November 16, 2016	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer