Form 10-Q
period 2017-03-31
Atlas Energy Group, LLC
filed 2017-05-15
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-36725

Atlas Energy Group, LLC

(Exact name of registrant as specified in its charter)

Delaware	45-3741247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Houston Street, Suite 300 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip code)

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

As of May 11, 2017, there were 26,061,818 common units outstanding.

ATLAS ENERGY GROUP, LLC

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

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
•

the fact that our cash flow is substantially dependent on the ability of Titan Energy, LLC (“Titan”) and Atlas Growth Partners, L.P. (“AGP”) to make distributions, but neither Titan nor AGP is currently paying distributions;

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$11,916	$12,009
Accounts receivable	789	835
Current derivative assets	132	—
Prepaid expenses and other	49	40
Total current assets	12,886	12,884
Property, plant and equipment, net	67,766	68,899
Long-term derivative assets	37	—
Other assets, net	21,578	23,293
Total assets	$102,267	$105,076

LIABILITIES AND UNITHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	687	890
Advances from affiliates	10,253	4,147
Current portion of derivative payable	—	284
Accrued interest	54	28
Accrued liabilities	5,793	12,050
Current portion of long-term debt	85,756	81,100
Total current liabilities	102,543	98,499
Long-term derivative liability	—	280
Asset retirement obligations and other	2,834	4,863

Commitments and contingencies (Note 8)

Unitholders’ equity (deficit):
Common unitholders’ equity (deficit)	(121,596)	(115,734)
Series A preferred equity	46,747	45,148
Warrants	1,868	1,868
	(72,981)	(68,718)
Non-controlling interests	69,871	70,152
Total unitholders’ equity (deficit)	(3,110)	1,434
Total liabilities and unitholders’ equity (deficit)	$102,267	$105,076

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Gas and oil production	$2,396	$51,593
ARP Drilling Partnerships management	—	8,482
Gain (loss) on mark-to-market derivatives	757	46,453
Other, net	722	334
Total revenues	3,875	106,862

Costs and expenses:
Gas and oil production	952	36,656
ARP Drilling Partnerships management	—	6,283
General and administrative	1,785	21,920
Depreciation, depletion and amortization	1,112	34,272
Total costs and expenses	3,849	99,131

Operating income	26	7,731

Interest expense	(4,929)	(29,448)
Gain on early extinguishment of debt, net	—	20,445
Net loss	(4,903)	(1,272)
Preferred unitholders’ dividends	—	(339)
Net (income) loss attributable to non-controlling interests	281	(5,340)
Net loss attributable to unitholders’ interests	$(4,622)	$(6,951)

Net loss attributable to unitholders per common unit (Note 2):
Basic and diluted	$(0.18)	$(0.27)
Weighted average common units outstanding (Note 2):
Basic and diluted	26,062	26,028

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(4,903)	$(1,272)
Other comprehensive loss:
Derivative instruments designated as cash flow hedges:
Reclassification to mark-to-market gains	—	(3,515)
Total other comprehensive loss	—	(3,515)
Comprehensive loss	(4,903)	(4,787)
Comprehensive (income) loss attributable to non-controlling interests	281	(2,611)
Comprehensive loss attributable to unitholders’ interest	$(4,622)	$(7,398)

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS’ EQUITY (DEFICIT)

(in thousands, except unit data)

(Unaudited)

	Series A Preferred Equity		Common Unitholders’ Equity (Deficit)		Owner’s	Warrants		Accumulated Other Comprehensive	Non- Controlling	Total Unitholders’ Equity
	Units	Amount	Units	Amount	Equity	Units	Amount	Income	Interest	(Deficit)
Balance at December 31, 2016	1,805,858	$45,148	26,044,592	$(115,734)	$—	4,668,044	$1,868	$—	$70,152	$1,434
Issuance of units	63,945	1,599	—	(1,599)	—	—	—	—	—	—
Net issued and unissued units under incentive plan	—	—	17,226	359	—	—	—	—	—	359
Net income (loss)	—	—	—	(4,622)	—	—	—	—	(281)	(4,903)
Balance at March 31, 2017	1,869,803	$46,747	26,061,818	$(121,596)	$—	4,668,044	$1,868	$—	$69,871	$(3,110)

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,903)	$(1,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,112	34,272
Gain on early extinguishment of debts, net	—	(20,445)
Gain on derivatives	(705)	(40,428)
Amortization of deferred financing costs and debt discount	374	4,365
Non-cash compensation expense	359	1,905
Paid-in-kind interest	4,303	—
Distributions paid to non-controlling interests	—	(9,447)
Equity income in unconsolidated companies	(722)	(220)
Distributions received from unconsolidated companies	404	471
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	6,102	67,447
Accounts payable and accrued liabilities	(6,409)	(69,974)
Net cash used in operating activities	(85)	(33,326)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(18,719)
Other	—	1,634
Net cash used in investing activities	—	(17,085)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under term loan facilities	—	(4,250)
Borrowings under ARP’s revolving credit facility	—	135,000
Repayments under ARP’s revolving credit facility	—	(55,000)
ARP senior note repurchases	—	(5,528)
Net proceeds from issuance of our subsidiaries’ units to the public	—	(1,319)
Dividends to preferred unitholders	—	(1,015)
Deferred financing costs, distribution equivalent rights and other	(8)	(697)
Net cash provided by (used in) financing activities	(8)	67,191
Net change in cash and cash equivalents	(93)	16,780
Cash and cash equivalents, beginning of year	12,009	31,214
Cash and cash equivalents, end of period	$11,916	$47,994

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

We are a publicly traded (OTCQX: ATLS) Delaware limited liability company formed in October 2011. Unless the context otherwise requires, references to “Atlas Energy Group, LLC,” “the Company,” “we,” “us,” “our” and “our company,” refer to Atlas Energy Group, LLC, and our consolidated subsidiaries.

Our operations primarily consist of our ownership interests in the following:

•

Commencing September 1, 2016, Titan Energy, LLC (“Titan”), an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”) with operations in basins across the United States but primarily focused on the horizontal development of resource potential from the Eagle Ford Shale in South Texas. Titan Energy Management, LLC, our wholly owned subsidiary (“Titan Management”), holds the Series A Preferred Share of Titan, which entitles us to receive 2% of the aggregate of distributions paid to shareholders (as if we held 2% of Titan’s members’ equity, subject to potential dilution in the event of future equity interests) and to appoint four of seven directors. Titan sponsors and manages tax-advantaged investment partnerships (the “Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas, crude oil and NGL production activities. As discussed further below, Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”);

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

At March 31, 2017, we had 26,061,818 common units issued and outstanding.

ARP Restructuring and Emergence from Chapter 11 Proceedings

On July 25, 2016, we, solely with respect to certain sections thereof, along with ARP and certain of its subsidiaries, entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain of ARP’s and such subsidiaries’ lenders (the “Restructuring Support Parties”) to support ARP’s restructuring pursuant to a pre-packaged plan of reorganization (the “Plan”).

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

On August 26, 2016, an order confirming the Plan was entered by the Bankruptcy Court. On September 1, 2016, (the “Plan Effective Date”), pursuant to the Plan, the following occurred:

•

ARP’s first lien lenders received cash payment of all obligations owed to them by ARP pursuant to the senior secured revolving credit facility (other than $440 million of principal and face amount of letters of credit) and became lenders under Titan’s first lien exit facility credit agreement, composed of a $410 million conforming reserve-based tranche and a $30 million non-conforming tranche.

•

ARP’s second lien lenders received a pro rata share of Titan’s second lien exit facility credit agreement with an aggregate principal amount of $252.5 million. In addition, ARP’s second lien lenders received a pro rata share of 10% of Titan’s common shares, subject to dilution by a management incentive plan.

•

ARP’s senior note holders, in exchange for 100% of the $668 million aggregate principal amount of senior notes outstanding plus accrued but unpaid interest as of the commencement of the Chapter 11 Filings, received 90% of Titan’s common shares, subject to dilution by a management incentive plan.

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

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities Exchange Commission regarding interim financial reporting  and include all adjustments that are necessary for a fair presentation of our consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31 2016.

We determined that ARP (through the Plan Effective Date, as discussed further below) and AGP are variable interest entities (“VIE’s”) based on their respective partnership agreements, our power, as the general partner, to direct the activities that most significantly impact each of their respective economic performance, and our ownership of each of their respective incentive distribution rights. Accordingly, we consolidated the financial statements of ARP (until the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP into our condensed consolidated financial statements. Our consolidated VIE’s operating results and asset balances are presented separately in Note 10 – Operating Segment Information. As the general partner for both ARP (through the Plan Effective Date) and AGP, we have unlimited liability for the obligations of ARP (through the Plan Effective Date) and AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interests in ARP (through the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP are reflected as (income) loss attributable to non-controlling interests in the condensed consolidated statements of operations and as a component of unitholders’ equity on the condensed consolidated balance sheets. All material intercompany transactions have been eliminated.

In connection with ARP’s Chapter 11 Filings on July 27, 2016, we deconsolidated ARP’s financial statements from our condensed consolidated financial statements, as we no longer had the power to direct the activities that most significantly impacted ARP’s economic performance; however, we retained the ability to exercise significant influence over the operating and financial decisions of ARP and therefore applied the equity method of accounting for our investment in ARP up to the Plan Effective Date. As a result of these changes, our condensed consolidated financial statements subsequent to ARP’s Chapter 11 Filings will not be comparable to our condensed consolidated financial statements prior to ARP’s Chapter 11 Filings. Our financial results for future periods following the application of equity method accounting will be different from historical trends and the differences may be material.

Certain reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in the current year, specifically related to ARP’s Drilling Partnerships management, which includes all of ARP’s managing and operating activities specific to ARP’s Drilling Partnerships including well construction and completion, administration and oversight, well services and gathering and processing. We previously presented these revenue and expense items separately; however, due to the deconsolidation of ARP on the date of the Chapter 11 Filings, we have aggregated these items to be presented as one combined revenue item and one combined expense item. As a result of this change, we have restated our prior year condensed consolidated statements of operations to conform to our current presentation.

In accordance with established practice in the oil and gas industry, our condensed consolidated financial statements include our pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of the Drilling Partnerships in which ARP has an interest through the date of ARP’s Chapter 11 Filings. Such interests generally approximate 30%. Our condensed consolidated financial statements do not include proportional consolidation of the depletion or impairment expenses of the Drilling Partnerships through the date of ARP’s Chapter 11 Filings. Rather, ARP calculated these items specific to its own economics through the date of ARP’s Chapter 11 Filings.

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

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern. If we are unable to remain in compliance with the covenants under our credit agreements (as described in Note 4), absent relief from our lenders, we maybe be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under our credit agreements could elect to declare all amounts outstanding immediately due and payable and could terminate all commitments to extend further credit. If an event of default occurs, we will not have sufficient liquidity to repay all of our outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern. In addition to the $39.0 million of indebtedness due on September 30, 2017, we classified the remaining $47.9 million of outstanding indebtedness under our credit agreements as a current liability, based on the uncertainty regarding future covenant compliance. In total, we have $85.8 million of outstanding indebtedness under our credit agreements, which is net of $0.9 million of debt discounts and $0.2 million of deferred financing costs, as current portion of long term debt, net on our condensed consolidated balance sheet as of March 31, 2017.

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

Atlas Growth Partners – Liquidity, Capital Resources, and Ability to Continue as a Going Concern

AGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including its private placement offering completed in 2015. AGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2017. These lower commodity prices have negatively impacted AGP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on AGP’s liquidity position.

On November 2, 2016, AGP decided to temporarily suspend its current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, AGP’s board of directors suspended its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow and reinvest in its business and assets. Accordingly, these decisions raise substantial doubt about AGP’s ability to continue as a going concern. Management determined that substantial doubt is alleviated through management’s plans to reduce AGP’s general and administrative expenses, the majority of which represent allocations from us.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our condensed consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Our condensed consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion of gas and oil properties, and fair value of derivative instruments. The oil and gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Equity Method Investments

Investment in Titan. At March 31, 2017, we had a 2% Series A Preferred interest in Titan. We account for our investment under the equity method of accounting due to our ability to exercise significant influence.  As of March 31, 2017 and December 31, 2016, the net carrying amount of our investment in Titan was $0.5 million and zero, respectively. During the three months ended March 31, 2017, we recognized equity income of $0.5 million, within other, net on our condensed consolidated statements of operations.

Investment in Lightfoot. At March 31, 2017, we had an approximate 12.0% interest in Lightfoot L.P. and an approximate 15.9% interest in Lightfoot G.P., the general partner of Lightfoot L.P. We account for our investment in Lightfoot under the equity method of accounting due to our ability to exercise significant influence. As of March 31, 2017 and December 31, 2016, the net carrying amount of our investment in Lightfoot was $18.6 million and $18.7 million, respectively. During both the three months ended March 31, 2017 and 2016, we recognized equity income of $0.2 million within other, net on our condensed consolidated statements of operations. During the three months ended March 31, 2017 and 2016, we received net cash distributions of approximately $0.4 million and $0.5 million, respectively.

Rabbi Trust

In 2011, we established an excess 401(k) plan relating to certain executives. In connection with the plan, we established a “rabbi” trust for the contributed amounts. At March 31, 2017 and December 31, 2016, we reflected $2.2 million and $4.2 million, respectively, related to the value of the rabbi trust within other assets, net on our condensed consolidated balance sheets, and recorded corresponding liabilities of $2.2 million and $4.2 million, respectively, as of those same dates, within asset retirement obligations and other on our condensed consolidated balance sheets. During the three months ended March 31, 2017 and 2016, we distributed $2.1 million and $2.3 million, respectively, to certain executives related to the rabbi trust.

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

The following is a reconciliation of net income (loss) allocated to the common unitholders for purposes of calculating net income (loss) attributable to common unitholders per unit (in thousands):

	Three Months Ended March 31
	2017	2016
Net loss	$(4,903)	$(1,272)
Preferred unitholders’ dividends	—	(339)
(Income) loss attributable to non-controlling interests	281	(5,340)
Net loss attributable to common unitholders	(4,622)	(6,951)
Less: Net income attributable to participating securities – phantom units(1)	—	—
Net loss utilized in the calculation of net loss attributable to common unitholders per unit – diluted(1)	$(4,622)	$(6,951)

(1)

Net income (loss) attributable to common unitholders for the net income (loss) attributable to common unitholders per unit calculation is net income (loss) attributable to common unitholders, less income allocable to participating securities. For the three months ended March 31, 2017 and 2016, net loss attributable to common unitholder’s ownership interest was not allocated to approximately 178,000 and 263,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common unitholders per unit with those used to compute diluted net loss attributable to common unitholders per unit (in thousands):

	Three Months Ended March 31
	2017	2016
Weighted average number of common units—basic	26,062	26,028
Add effect of dilutive incentive awards(1)	—	—
Add effect of dilutive convertible preferred units and warrants(2)	—	—
Weighted average number of common units—diluted	26,062	26,028

(1)

For the three months ended March 31, 2017 and 2016, approximately 3,521,000 and 2,689,000 phantom units, respectively, were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	March 31,	December 31,
	2017	2016
Natural gas and oil properties:
Proved properties	$84,619	$84,631
Unproved properties	63,322	63,314
Support equipment and other	3,188	3,188
Total natural gas and oil properties	151,129	151,133
Less – accumulated depreciation, depletion and amortization	(83,363)	(82,234)
	$67,766	$68,899

During the three months ended March 31, 2016, we recognized $18.7 million of non-cash investing activities capital expenditures, which were reflected within the changes in accounts payable and accrued liabilities on our condensed consolidated statements of cash flows.

We capitalized interest on ARP’s borrowed funds related to capital projects only for periods that activities were in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP was 6.7% for the three months ended March 31, 2016. The aggregate amount of interest capitalized by ARP was $2.4 million for the three months ended March 31, 2016.

For the three months ended March 31, 2016, we recorded $1.7 million of ARP’s, accretion expense related to asset retirement obligations within depreciation, depletion and amortization in our condensed consolidated statements of operations.  For the three months ended March 31, 2016, ARP recorded liabilities of $2.8 million in asset retirement obligations in our condensed consolidated balance sheet due to the liquidation of some of ARP’s Drilling Partnerships.

NOTE 4—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2017	2016
First Lien Credit Agreement	$39,003	$37,962
Second Lien Credit Agreement	47,855	44,593
Debt discount, net of accumulated amortization of $934 and $623	(934)	(1,244)
Deferred financing costs, net of accumulated amortization of $2,588 and $2,538, respectively	(168)	(211)
Total debt, net	85,756	81,100
Less current maturities	(85,756)	(81,100)
Total long-term debt, net	$—	$—

Cash Interest. Cash payments for interest were $0.2 million and $42.6 million for the three months ended March 31, 2017 and 2016, respectively.

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

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement (defined below), with $35.0 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively. As a result of these transactions, we recognized $6.1 million as a loss on early extinguishment of debt, consisting of the $2.4 million prepayment penalty and $3.7 million of accelerated amortization of deferring financing costs, on our condensed consolidated statement of operations for the three months ended March 31, 2016.  The Third Amendment amended the First Lien Credit Agreement to, among other things:

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

On October 6, 2016, we entered into a fourth amendment to the First Lien Credit Agreement with Riverstone and the Lenders, effective as of September 1, 2016, that makes conforming changes to reflect the status of Titan as the successor to ARP following the consummation of the Chapter 11 Filings and also removed the financial covenants and related cross-defaults that had previously been incorporated from ARP’s credit agreement.

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement. The Second Lien Credit Agreement also has an unamortized discount of $0.9 million as of March 31, 2017, related to the 4,668,044 warrants issued in connection with the Second Lien Credit Agreement.

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

In addition to the $39.0 million of amounts outstanding under our First Lien Credit Agreement due on September 30, 2017, we classified the $47.9 million of amounts outstanding our Second Lien Credit Agreement as a current liability, based on the uncertainty regarding future covenant compliance. In total, we have $85.8 million of outstanding indebtedness under our credit agreements, which is net of $0.9 million of debt discounts and $0.2 million of deferred financing costs, as current portion of long term debt, net on our condensed combined consolidated balance sheet as of March 31, 2017.

NOTE 5—DERIVATIVE INSTRUMENTS

We use a number of different derivative instruments, principally swaps and options, in connection with our commodity price risk management activities.  We do not apply hedge accounting to any of our derivative instruments. As a result, gains and losses associated with derivative instruments are recognized in earnings.

We enter into commodity future option contracts to achieve more predictable cash flows by hedging our exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids fixed price swaps are priced based on a WTI crude oil index, while ethane, propane, butane and iso butane contracts are based on the respective Mt. Belvieu price.  These contracts were recorded at their fair values.

We recorded net derivative assets on our condensed consolidated balance sheets of $0.2 million at March 31, 2017 and net derivative liabilities of $0.6 million at December 31, 2016. On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

The following table summarizes the commodity derivative activity and presentation in our condensed consolidated statement of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Portion of settlements associated with gains previously recognized within accumulated other comprehensive income, net of prior year offsets(1)	$—	$3,515
Portion of settlements attributable to subsequent mark to market gains	52	45,430
Total cash settlements on commodity derivative contracts	$52	$48,945

Gains recognized on cash settlement(2)	$52	$6,025
Gains recognized on open derivative contracts(2)	705	40,428
Gains on mark-to-market derivatives	$757	$46,453

(1)	Recognized in gas and oil production revenue.
(2)	Recognized in gain (loss) on mark-to-market derivatives.

The following table summarizes the gross fair values of AGP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated (in thousands):

Offsetting Derivatives as of March 31, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$280	$(148)	$132
Long-term portion of derivative assets	90	(53)	37
Total derivative assets	$370	$(201)	$169

Current portion of derivative liabilities	$(148)	$148	$—
Long-term portion of derivative liabilities	(53)	53	—
Total derivative liabilities	$(201)	$201	$—

Offsetting Derivatives as of December 31, 2016
Current portion of derivative assets	$97	$(97)	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$97	$(97)	$—

Current portion of derivative liabilities	$(381)	$97	$(284)
Long-term portion of derivative liabilities	(280)	—	(280)
Total derivative liabilities	$(661)	$97	$(564)

At March 31, 2017, AGP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Asset	Total Type
				(in thousands)(2)	(in thousands)(2)
Crude Oil – Fixed Price Swaps	2017(3)	80,400	$53.298	$127
	2018	74,500	$52.510	$42
				AGP’s net assets	$169

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward West Texas Intermediate (“WTI”) crude oil prices, as applicable.
(3)	The production volumes for 2017 include the remaining nine months of 2017 beginning April 1, 2017.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We use a market approach fair value methodology to value our outstanding derivative contracts and financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into the three level hierarchy (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. As of March 31, 2017 and December 31, 2016, all of our derivative financial instruments were classified as Level 2.

Information for our financial instruments measured at fair value were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2017
Assets, gross
Rabbi trust	$2,187	$—	$—	$2,187
AGP Commodity swaps	—	370	—	370
Total assets, gross	2,187	370	—	2,557
Liabilities, gross
AGP Commodity swaps	—	(201)	—	(201)
Total derivative liabilities, gross	—	(201)	—	(201)
Total assets, fair value, net	$2,187	$169	$—	$2,356
As of December 31, 2016
Assets, gross
Rabbi trust	$4,208	$—	$—	$4,208
AGP Commodity swaps	—	97	—	97
Total assets, gross	4,208	97	—	4,305
Liabilities, gross
AGP Commodity swaps	—	(661)	—	(661)
Total derivative liabilities, gross	$—	(661)	—	(661)
Total assets, fair value, net	$4,208	$(564)	$—	$3,644

Other Financial Instruments

Our other current assets and liabilities on our condensed consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair value of our debt at March 31, 2017 approximated its carrying value of $86.9 million, which consisted of our First Lien Credit Agreement and Second Lien Credit Agreement that bear interest at variable rates and are categorized as Level 1 values.

NOTE 7—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ARP. ARP did not directly employ any persons to manage or operate its business. These functions were provided by employees of us and/or our affiliates. On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

Relationship with Titan. Other than its named executive officers, Titan does not directly employ any persons to manage or operate its business. These functions were provided by employees of us and/or our affiliates. On September 1, 2016, Titan entered into a Delegation of Management Agreement (the “Delegation Agreement”) with Titan Management, our wholly owned subsidiary. Pursuant to the Delegation Agreement, Titan has delegated to Titan Management all of Titan’s rights and powers to manage and control the business and affairs of Titan Energy Operating, LLC (“Titan Operating”), a wholly owned subsidiary of Titan. However, Titan’s board of directors retains management and control over certain non-delegated duties.  In addition, Titan also entered into an Omnibus Agreement (the “Omnibus Agreement”) dated September 1, 2016 with Titan Management, Atlas Energy Resource Services, Inc. (“AERS”), our wholly owned subsidiary, and Titan Operating. Pursuant to the Omnibus Agreement, Titan Management and AERS will provide Titan and Titan Operating with certain financial, legal, accounting, tax advisory, financial advisory and engineering services (including cash management services) and Titan and Titan Operating will reimburse Titan Management and AERS for their direct and allocable indirect expenses incurred in connection with the provision of the services, subject to certain approval rights in favor of Titan’s Conflicts Committee. As of March 31, 2017 and December 31, 2016, we had payables of $8.9 million and $3.3 million to Titan related to the timing of funding cash accounts related to general and administrative expenses, such as payroll and benefits, which was recorded in advances from affiliates in our condensed combined consolidated balance sheet.

Relationship with AGP. AGP does not directly employ any persons to manage or operate its business. These functions are provided by employees of us and/or our affiliates. Atlas Growth Partners, GP, LLC (“AGP GP”) receives an annual management fee in connection with its management of AGP equivalent to 1% of capital contributions per annum. During both the three months ended March 31, 2017 and 2016, AGP paid $0.6 million related to AGP GP for this management fee, respectively. We charge direct costs, such as salary and wages, and allocate indirect costs, such as rent for offices, to AGP by us based on the number of its employees who devoted substantially all of their time to activities on its behalf. AGP reimburses us at cost for direct costs incurred on its behalf. AGP reimburses all necessary and reasonable indirect costs allocated by the general partner.

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

AGP’s Relationship with Titan. At our direction, AGP reimburses Titan for direct costs, such as salaries and wages, charged to AGP based on our employees who incurred time to activities on AGP’s behalf and indirect costs, such as rent and other general and administrative costs, allocated to AGP based on the number of our employees who devoted their time to activities on AGP’s behalf. As of March 31, 2017 and December 31, 2016, AGP had payables of $1.3 million and $0.8 million to Titan related to the direct costs, indirect cost allocation, and timing of funding of cash accounts, which was recorded in advances from affiliates in the condensed combined consolidated balance sheet.

Other Relationships. We have other related party transactions with regard to our First Lien Credit Agreement and Second Lien Credit Agreement (see Note 4), our Series A preferred units and our general partner and limited partner interest in Lightfoot (see Notes 1 and 2).

NOTE 8—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are parties to various routine legal proceedings arising out of the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain environmental expenditures. We had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of March 31, 2017 and December 31, 2016.

NOTE 9—CASH DISTRIBUTIONS

Our Cash Distributions. We have a cash distribution policy under which we distribute, within 50 days following the end of each calendar quarter, all of our available cash (as defined in our limited liability company agreement) for that quarter to our unitholders. However, as a result of the First Lien Credit Agreement and Second Lien Credit Agreement entered into on March 30, 2016 (see Note 4), we are prohibited from paying future cash distributions on our common and preferred units. During the three months ended March 31, 2016, we paid a distribution of $1.0 million to our Class A preferred unitholders.

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

During the three months ended March 31, 2016, ARP paid three monthly cash distributions totaling approximately $3.8 million to its common limited partners ($0.0125 per unit per month); $1.9 million to its Preferred Class C limited partners ($0.17 per unit per month); and $0.1 million to us as its General Partner Class A holder ($0.0125 per unit per month).

During the three months ended March 31, 2016, ARP paid a distribution of $2.2 million to its Class D Preferred limited partners ($0.5390625 per unit) for the period October 15, 2015 through January 14, 2016. During the three months ended March 31, 2016, ARP paid a distribution of $0.2 million to its Class E Preferred limited partners ($0.671875 per unit) for the period October 15, 2015 through January 14, 2016.

AGP Cash Distributions. During the three months ended March 31, 2016, AGP paid a distribution of $4.1 million to common limited partners ($0.1750 per unit) and $0.1 million to the general partner’s Class A units ($0.1750 per unit). On November 2, 2016, AGP’s Board of Directors determined to suspend its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow and reinvest in its business and assets.

NOTE 10—OPERATING SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2017	2016
Atlas Resource Partners:
Revenues	$—	$103,217
Operating costs and expenses	—	(59,202)
Depreciation, depletion and amortization expense	—	(30,045)
Interest expense	—	(27,705)
Gain on early extinguishment of debt	—	26,498
Segment income	$—	$12,763
Atlas Growth Partners:
Revenues	$3,153	$3,434
Operating costs and expenses	(2,333)	(3,503)
Depreciation, depletion and amortization expense	(1,112)	(4,227)
Segment loss	$(292)	$(4,296)
Corporate and other:
Revenues	$722	$211
General and administrative	(404)	(2,154)
Gain on asset sales and disposal	—	—
Interest expense	(4,929)	(1,743)
Loss on early extinguishment of debt	—	(6,053)
Segment loss	$(4,611)	$(9,739)
Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Atlas Resource Partners	$—	$12,763
Atlas Growth Partners	(292)	(4,296)
Corporate and other	(4,611)	(9,739)
Net loss	$(4,903)	$(1,272)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Resource Partners	$—	$103,217
Atlas Growth Partners	3,153	3,434
Corporate and other	722	211
Total revenues	$3,875	$106,862
Capital expenditures:
Atlas Resource Partners	$—	$13,170
Atlas Growth Partners	—	5,549
Total capital expenditures	$—	$18,719

	March 31,	December 31,
	2017	2016
Balance sheet:
Total assets:
Atlas Growth Partners	$77,818	$78,500
Corporate and other	24,449	26,576
Total assets	$102,267	$105,076

NOTE 11—SUBSEQUENT EVENTS

Conversion of Series A Preferred Units. On May 5, 2017, the holders of all 1.9 million of our outstanding Series A Preferred Units elected to convert their units into 5.9 million common units.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a publicly traded (OTCQX: ATLS) Delaware limited liability company formed in October 2011. Unless the context otherwise requires, references to “Atlas Energy Group, LLC,” “the Company,” “we,” “us,” “our” and “our company,” refer to Atlas Energy Group, LLC, and our and consolidated subsidiaries.

Our operations primarily consisted of our ownership interests in the following:

•

Commencing September 1, 2016, Titan Energy, LLC (“Titan”), an independent developer and producer of natural gas, crude oil and natural gas liquids (“NGL”) with operations in basins across the United States but primarily focused on the horizontal development of resource potential from the Eagle Ford Shale in South Texas. Titan Energy Management, LLC, our wholly owned subsidiary (“Titan Management”), holds the Series A Preferred Share of Titan, which entitles us to receive 2% of the aggregate of distributions paid to shareholders (as if we held 2% of Titan’s members’ equity, subject to potential dilution in the event of future equity interests) and to appoint four of seven directors. Titan sponsors and manages tax-advantaged investment partnerships (the “Drilling Partnerships”), in which it coinvests, to finance a portion of its natural gas, crude oil and NGL production activities. As discussed further below, Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”);

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

Our cash flows and liquidity are substantially dependent upon AGP’s annual management fee and distributions from AGP, Lightfoot, and Titan. Neither AGP nor Titan are currently paying distributions. Though we consolidate the operations of AGP (and, prior to July 27, 2016, we consolidated the operations of ARP) for financial reporting purposes, AGP’s annual management fee and distributions from Lightfoot are currently our only sources of liquidity to satisfy our obligations under our credit agreements. In addition, the obligations under our first lien credit agreement mature in September 2017. As a result, we continue to face significant liquidity issues and are currently considering, and are likely to make, changes to our capital structure to maintain sufficient liquidity, meet our debt obligations and strengthen our balance sheet. Please see “Liquidity, Capital Resources, and Ability to Continue as a Going Concern” for additional disclosures.

ARP Restructuring and Emergence from Chapter 11 Proceedings

On July 25, 2016, we, solely with respect to certain sections thereof, along with ARP and certain of its subsidiaries, entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain of ARP’s and their subsidiaries’ lenders (the “Restructuring Support Parties”) to support ARP’s restructuring pursuant to a pre-packaged plan of reorganization (the “Plan”).

On July 27, 2016, ARP and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court,” and the cases commenced thereby, the “Chapter 11 Filings”). The cases commenced thereby were jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

On August 26, 2016, an order confirming the Plan was entered by the Bankruptcy Court. On September 1, 2016, (the “Plan Effective Date”), pursuant to the Plan, the following occurred:

•

ARP’s first lien lenders received cash payment of all obligations owed to them by ARP pursuant to the senior secured revolving credit facility (other than $440 million of principal and face amount of letters of credit) and became lenders under Titan’s first lien exit facility credit agreement, composed of a $410 million conforming reserve-based tranche and a $30 million non-conforming tranche.
•

ARP’s second lien lenders received a pro rata share of Titan’s second lien exit facility credit agreement with an aggregate principal amount of $252.5 million. In addition, ARP’s second lien lenders received a pro rata share of 10% of Titan’s common shares, subject to dilution by a management incentive plan.

•

ARP’s senior note holders, in exchange for 100% of the $668 million aggregate principal amount of senior notes outstanding plus accrued but unpaid interest as of the commencement of the Chapter 11 Filings, received 90% of Titan’s common shares, subject to dilution by a management incentive plan.

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

•

Titan Management, our wholly owned subsidiary, received a Series A Preferred Share, which entitles Titan Management to receive 2% of the aggregate of distributions paid to shareholders (as if it held 2% of Titan’s members’ equity, subject to dilution if catch-up contributions are not made with respect to future equity issuances, other than pursuant to the management incentive plan) and certain other rights as provided for in the Restructuring Support Agreement. Four of the seven initial members of the board of directors were designated by Titan Management (the “Titan Class A Directors”). For so long as Titan Management holds such preferred share, the Titan Class A Directors will be appointed by a majority of the Titan Class A Directors then in office. Titan has a continuing right to purchase the preferred share at fair market value (as determined pursuant to the methodology provided for in our limited liability company agreement), subject to the receipt of certain approvals, including the holders of at least 67% of the outstanding common shares of us unaffiliated with Titan Management voting in favor of the exercise of the right to purchase the preferred share.

We were not a party to ARP’s Restructuring. We remain controlled by the same ownership group and management team and thus, ARP’s Restructuring did not have a material impact on the ability of management to operate us or our other businesses.

FINANCIAL PRESENTATION

Our condensed consolidated financial statements contain our accounts and those of our condensed consolidated subsidiaries as of March 31, 2017. We determined that ARP (through the Plan Effective Date, as discussed further below) and AGP are variable interest entities (“VIE’s”) based on their respective partnership agreements, our power, as the general partner, to direct the activities that most significantly impact each of their respective economic performance, and our ownership of each of their respective incentive distribution rights. Accordingly, we consolidated the financial statements of ARP (until the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP into our condensed consolidated financial statements. As the general partner for both ARP (through the Plan Effective Date) and AGP, we have unlimited liability for the obligations of ARP (through the Plan Effective Date) and AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interests in ARP (through the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP are reflected as (income) loss attributable to non-controlling interests in the condensed consolidated statements of operations and as a component of unitholders’ equity on the condensed consolidated balance sheets. All material intercompany transactions have been eliminated.

In connection with ARP’s Chapter 11 Filings on July 27, 2016, we deconsolidated ARP’s financial statements from our condensed consolidated financial statements, as we no longer had the power to direct the activities that most significantly impacted ARP’s economic performance; however, we retained the ability to exercise significant influence over the operating and financial decisions of ARP and therefore applied the equity method of accounting for our investment in ARP up to the Plan Effective Date. As a result of these changes, our condensed consolidated financial statements subsequent to ARP’s Chapter 11 Filings will not be comparable to our condensed consolidated financial statements prior to ARP’s Chapter 11 Filings. Our financial results for future periods following the application of equity method accounting will be different from historical trends and the differences may be material.

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

Throughout this section, when we refer to “our” condensed consolidated financial statements, we are referring to the condensed consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP (as applicable) and AGP, adjusted for non-controlling interests in ARP and AGP.

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

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines since the fourth quarter of 2014 and have continued to remain low in 2017. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

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

RESULTS OF OPERATIONS

Gas and Oil Production

We deconsolidated ARP for financial reporting purposes as of the date of the Chapter 11 Filings and therefore our 2016 condensed consolidated financial statements will not be comparable to our 2017 condensed consolidated financial statements.

Production Profile. Currently, our gas and oil production revenues and expenses consist of our gas and oil production activities derived from our wells drilled in the Eagle Ford, Marble Falls and Mississippi Lime plays. We have established production positions in the following operating areas:

•	the Eagle Ford Shale in southern Texas, an oil-rich area, in which we acquired acreage in November 2014, represents over ninety percent of our operations;
•	the Marble Falls play in the Fort Worth Basin in northern Texas, in which we own acreage and producing wells, contains liquids rich natural gas and oil; and,
•	the Mississippi Lime play in northwestern Oklahoma, an oil and NGL-rich area.

The following table presents the number of wells our subsidiaries drilled and the number of wells our subsidiaries turned in line, both gross and for our respective interests, during the periods indicated:

	Three Months Ended March 31,
	2017(1)	2016(1)

Gross wells drilled(4)	—	—
Net wells drilled(2)	—	—
Gross wells turned in line(3)	—	2
Net wells turned in line(2)(3)	—	2

(1)

We deconsolidated ARP for financial reporting purposes as of July 27, 2016 (the date of ARP’s Chapter 11 Filings) and therefore our 2016 results will not be comparable to our 2017 results.  In addition, ARP did not have any gross or net wells drilled or turned in line, did not drill any exploratory wells, and did not have any gross or net dry wells within its operating areas during the three months ended March 31, 2016.

(2)	Includes AGP’s percentage interest in the wells in which it has a direct ownership interest.
(3)	Wells turned in line refers to wells that have been drilled, completed, and connected to a gathering system.
(4)	AGP did not drill any exploratory wells and did not have any gross or net dry wells within its operating areas during the periods presented.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Production:(1)
Atlas Resource Partners: (2)
Natural gas (MMcf)	—	17,704
Oil (MBbls)	—	415
NGLs (MBbls)	—	228
Total (MMcfe)	—	21,565
Atlas Growth Partners:
Natural gas (MMcf)	32	46
Oil (MBbls)	44	104
NGLs (MBbls)	5	8
Total (MMcfe)	327	713
Total production: (2)
Natural gas (MMcf)	32	17,750
Oil (MBbls)	44	519
NGLs (MBbls)	5	236
Total (MMcfe)	327	22,279
Production per day:(1)
Atlas Resource Partners: (2)
Natural gas (Mcfd)	—	194,550
Oil (Bpd)	—	4,563
NGLs (Bpd)	—	2,509
Total (Mcfed)	—	236,983
Atlas Growth Partners:
Natural gas (Mcfd)	354	500
Oil (Bpd)	485	1,138
NGLs (Bpd)	60	85
Total (Mcfed)	3,628	7,839
Total production per day: (2)
Natural gas (Mcfd)	354	195,051
Oil (Bpd)	485	5,701
NGLs (Bpd)	60	2,594
Total (Mcfed)	3,628	244,821

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

(2)	We deconsolidated ARP for financial reporting purposes as of July 27, 2016 (the date of ARP’s Chapter 11 Filings) and therefore our 2016 results will not be comparable to our 2017 results.

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

	Three Months Ended March 31,
	2017	2016
Production revenues (in thousands):
Atlas Resource Partners: (1)
Natural gas revenue	$—	$31,284
Oil revenue	—	15,312
NGLs revenue	—	1,896
Total revenues	$—	$48,492
Atlas Growth Partners:
Natural gas revenue	$101	$87
Oil revenue	2,185	2,934
NGLs revenue	110	80
Total revenues	$2,396	$3,101
Total production revenues: (1)
Natural gas revenue	$101	$31,371
Oil revenue	2,185	18,246
NGLs revenue	110	1,976
Total revenues	$2,396	$51,593

Average sales price:
Atlas Resource Partners: (1)
Natural gas (per Mcf)
Total realized price, after hedge(2)(3)	$—	$3.41
Total realized price, before hedge(2)	$—	$1.78
Oil (per Bbl):
Total realized price, after hedge(3)	$—	$77.16
Total realized price, before hedge	$—	$29.51
NGLs (per Bbl):
Total realized price, after hedge(3)	$—	$8.31
Total realized price, before hedge	$—	$8.31
Atlas Growth Partners:
Natural gas (per Mcf):
Total realized price, after hedge	$3.19	$1.91
Total realized price, before hedge	$3.19	$1.91
Oil (per Bbl):
Total realized price, after hedge(3)	$50.55	$30.62
Total realized price, before hedge	$50.00	$28.33
NGLs (per Bbl):
Total realized price, after hedge	$20.21	$10.34
Total realized price, before hedge	$20.21	$10.34

Production costs (per Mcfe):
Atlas Resource Partners: (1)
Lease operating expenses(4)	$—	$1.25
Production taxes	—	0.18
Transportation and compression	—	0.26
	$—	$1.69
Atlas Growth Partners:
Lease operating expenses	$2.35	$0.85
Production taxes	0.46	0.21
Transportation and compression	0.10	0.08

	Three Months Ended March 31,
	2017	2016
	$2.91	$1.14
Total production costs: (1)
Lease operating expenses(4)	$2.35	$1.24
Production taxes	0.46	0.18
Transportation and compression	0.10	0.25
	$2.91	$1.67
(1)	We deconsolidated ARP for financial reporting purposes as of July 27, 2016 (the date of ARP’s Chapter 11 Filings) and therefore our 2016 results will not be comparable to our 2017 results.
(2)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three months ended March 31, 2016. Including the effect of this subordination, ARP’s average realized gas sales price was $3.37 per Mcf ($1.74 per Mcf before the effects of financial hedging) for the three months ended March 31, 2016.

(3)

Includes the impact of $0.1 million and $0.2 million of cash settlements for the three months ended March 31, 2017 and 2016, respectively, on AGP’s oil derivative contracts which were entered into subsequent to our decision to discontinue hedge accounting beginning on January 1, 2015. Includes the impact of cash settlements on ARP’s commodity derivative contracts not previously included within accumulated other comprehensive income following ARP’s decision to de-designate hedges beginning on January 1, 2015. Cash settlements on ARP’s commodity derivative contracts excluded from production revenues consisted of $28.5 million associated with natural gas derivative contracts and $16.7 million associated with crude oil derivative contracts for the three months ended March 31, 2016.

(4)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for the three months ended March 31, 2016. Including the effects of these costs, ARP’s total lease operating expenses per Mcfe were $1.23 per Mcfe ($1.66 per Mcfe for total production costs) for the three months ended March 31, 2016. Including the effects of these costs, total lease operating expenses per Mcfe were $1.21 per Mcfe ($1.65 per Mcfe for total production costs) for the three years ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Gas and oil production revenues	$2,396	$51,593
Gas and oil production costs	$952	$36,656

 Our production revenues were lower in the current quarter as a result of a $48.5 million decrease in ARP’s revenues due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, and a $$0.7 million decrease in AGP’s revenues attributable to production from AGP’s Eagle Ford operations, primarily related to two wells turned in line in the prior period resulting in lower volumes from natural decline in the current period.

Our production costs were lower in the current quarter as a result of a $35.8 million decrease in ARP’s gas and oil production costs due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, partially offset by a $0.2 million in increase in AGP’s gas and oil production costs primarily related to maintenance costs attributable to AGP’s Eagle Ford operations.

ARP’s Drilling Partnership Management

The following table presents the amounts of revenues and the related costs associated with these revenues during the periods indicated (dollars in thousands). We deconsolidated ARP for financial reporting purposes as of the date of the Chapter 11 Filings and therefore our 2016 condensed consolidated financial statements will not be comparable to our 2017 condensed consolidated financial statements.

	Three Months Ended March 31
	2017	2016
ARP’s Drilling Partnership management revenues	$—	$8,482
ARP’s Drilling Partnership management expenses	—	6,283
ARP’s Drilling Partnership management gross profit margin	$—	$2,199

We deconsolidated ARP as of July 27, 2016, which affects the comparability of the periods presented for each of ARP’s Drilling Partnership management items above.

Other Revenues and Expenses

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Other Revenues
Gain on mark-to-market derivatives	$757	$46,453
Other, net	722	334

Other Expenses
General and administrative:
Atlas Energy Group	$404	$2,154
Atlas Growth Partners	1,381	2,689
Atlas Resource Partners	—	17,077
Total general and administrative	$1,785	$21,920
Depreciation, depletion and amortization:
Atlas Growth Partners	$1,112	$4,227
Atlas Resource Partners	—	30,045
Total depreciation, depletion and amortization	$1,112	$34,272
Interest expense:
Atlas Energy Group	$4,929	$1,743
Atlas Resource Partners	—	27,705
Total interest expense	$4,929	$29,448
(Gain) loss on extinguishment of debts, net:
Atlas Energy Group	$—	$6,053
Atlas Resource Partners	—	(26,498)
Total (gain) loss on extinguishment of debts, net	$—	$(20,445)
(Income) loss attributable to non-controlling interests	281	(5,340)

Gain (Loss) on Mark-to-Market Derivatives. We recognize changes in the fair value of their derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized gains during the three months ended March 31, 2017 and 2016 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior year end. In addition, we deconsolidated ARP as of July 27, 2016, which resulted in a decrease of $46.1 million and affects the comparability of the periods presented.

Other, net. Our other, net revenues were higher in the current quarter as a result of a $0.5 million increase in equity method income related to our 2% Series A Preferred interest in Titan.

General and Administrative. Our $1.8 million decrease in general and administrative expenses in the current quarter was primarily due to a $1.9 million decrease in stock compensation expense, partially offset by a $0.1 million increase in other corporate activities. ARP’s $17.1 million decrease in general and administrative expenses in the current quarter was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s decrease in general and administrative expenses in the current quarter was due to a $1.4 million decrease in salaries, wages and other corporate activity costs allocated by us to AGP as a result of the suspension of AGP’s current primary offering efforts and AGP’s management’s plan to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. ARP’s $30.0 million decrease in depreciation, depletion and amortization in the current quarter was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s decrease in depreciation, depletion and amortization in the current quarter was primarily due to $3.1 million decrease in AGP’s depletion expense due to impairments of its proved and unproved oil and gas properties in its Eagle Ford operating area recorded in the fourth quarter of 2016, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties.

Interest Expense. The increase in our interest expense in the current quarter consisted of a $4.3 million increase of paid-in-kind interest on our First Lien Credit Agreement and Second Lien Credit Agreement and a $0.3 million increase of amortization of warrants that were issued in connection with the Second Lien Credit Agreement, partially offset by a $1.3 million decrease in interest on the original term loans with Riverstone and a $0.2 million decrease in amortization of our deferred financing costs. ARP’s $27.7 million decrease interest expense in the current quarter was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented.

Gain (Loss) on Early Extinguishment of Debt. The decrease in our loss on early extinguishment of debt in the current quarter was due to $3.7 million of accelerated amortization of deferred financing costs and $2.4 million of prepayment penalties related to the restructuring of our original term loans with Riverstone in the first quarter of 2016.  ARP’s $26.5 million decrease in gain on early extinguishment of debt was related to the repurchase of a portion of ARP’s senior notes in the first quarter of 2016.

(Income) Loss Attributable to Non-Controlling Interests. The decrease in loss attributable to non-controlling interests in the current quarter was primarily due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented.

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

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern.  If we are unable to remain in compliance with the covenants under our credit agreements, absent relief from our lenders, we maybe be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under our credit agreements could elect to declare all amounts outstanding immediately due and payable and could terminate all commitments to extend further credit. If an event of default occurs, we will not have sufficient liquidity to repay all of our outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern. In addition to the $39.0 million of indebtedness due on September 30, 2017, we classified the remaining $47.9 million of outstanding indebtedness under our credit agreements as a current liability, based on the uncertainty regarding future covenant compliance.  In total, we have $85.8 million of outstanding indebtedness under our credit agreements, which is net of $0.9 million of debt discounts and $0.2 million of deferred financing costs, as current portion of long term debt, net within our condensed consolidated balance sheet as of March 31, 2017.

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

Atlas Growth Partners – Liquidity, Capital Resources, and Ability to Continue as a Going Concern

AGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including its private placement offering completed in 2015. AGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2017. These lower commodity prices have negatively impacted AGP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on AGP’s liquidity position.

On November 2, 2016, AGP decided to temporarily suspend its current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, AGP’s board of directors suspended its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow and reinvest in its business and assets.  Accordingly, these decisions raise substantial doubt about AGP’s ability to continue as a going concern. Management determined that substantial doubt is alleviated through management’s plans to reduce general and administrative expenses, the majority of which represent allocations from us.

Cash Flows

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(85)	$(33,326)
Net cash used in investing activities	—	(17,085)
Net cash (used in) provided by financing activities	(8)	67,191

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

We deconsolidated ARP for financial reporting purposes as of July 27, 2016 (the date of ARP’s Chapter 11 Filings) and therefore our 2017 cash flows will not be comparable to our 2016 cash flows.

Cash Flows From Operating Activities:

The change in cash flows used in operating activities compared with the prior year period was due to:

•	a decrease of $41.2 million of cash paid for interest related to ARP’s debts due to the deconsolidation of ARP on the date of the Chapter 11 Filings;
•

a decrease of $36.7 million of investor capital raised transferred by ARP to the Atlas Eagle Ford 2015 L.P. private drilling partnership for activities directly related to their program in March of 2016;

•	a decrease of $9.4 million in distributions paid to non-controlling interests; and
•	a decrease of $1.2 million of cash paid for interest related to our First and Second Lien Credit Agreements; partially offset by
•	a decrease of cash settlement receipts of $48.9 million on commodity derivative contracts; and
•

a decrease of $9.9 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production and ARP’s Drilling partnership management revenue activities, and collections net of payments for our royalties, ARP’s Drilling partnership management expense activities, lease operating expenses, gathering, processing and transportation expenses, severance taxes, and general and administrative expenses.

Cash Flows From Investing Activities:

The change in cash flows used in investing activities when compared with the comparable prior year period was primarily due to a decrease of $18.7 million in capital expenditures related to ARP’s and AGP’s drilling activities.

Cash Flows From Financing Activities:

The change in cash flows (used in) provided by financing activities compared with the prior year period was due to:

•	a decrease of $80.0 million in net borrowings under ARP’s credit facilities; partially offset by
•	a $4.3 million decrease in net repayments on our original term loans with Riverstone;
•	a decrease of $5.5 million related to ARP’s senior note repurchases in the first quarter of 2016;
•	a decrease of $1.0 million in distributions paid to preferred unitholders primarily due to the suspension of distributions for the Series A preferred units in the first quarter of 2016;
•	a decrease of $1.3 million in net proceeds primarily due to fees related to AGP’s public offering in 2016; and
•	a decrease of $0.7 million in deferred financing costs and discounts.

Capital Requirements

 At March 31, 2017, the capital requirements of our natural gas and oil production primarily consist of expenditures to maintain or increase production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures

As of March 31, 2017, our subsidiaries did not have any commitments for drilling and completion and capital expenditures, excluding acquisitions.

OFF BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

CREDIT FACILITIES

As of March 31, 2017, we had not guaranteed any of our subsidiaries’ obligations or debt instruments.

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

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement (defined below), with $35.0 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively. As a result of these transactions, we recognized $6.1 million as a loss on early extinguishment of debt, consisting of the $2.4 million prepayment penalty and $3.7 million of accelerated amortization of deferring financing costs, on our condensed consolidated statement of operations for the three months ended March 31, 2016.  The Third Amendment amended the First Lien Credit Agreement to, among other things:

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

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement. The Second Lien Credit Agreement also has an unamortized discount of $0.9 million as of March 31, 2017, related to the 4,668,044 warrants issued in connection with the Second Lien Credit Agreement.

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

In connection with the First Lien Credit Agreement and Second Lien Credit Agreement, the lenders thereunder continued their syndicated participation in the underlying loans consistent with the original term loan facilities (and therefore certain of the Company’s current and former officers participated in approximately 12% of the loan syndication and warrants and a foundation affiliated with a 5% or more unitholder participated in approximately 12% of the loan syndication.

On October 6, 2016, we entered into a first amendment to the Second Lien Credit Agreement with Riverstone and the Lenders, effective as of September 1, 2016, that makes conforming changes to reflect the status of Titan as the successor to ARP following the consummation of the Chapter 11 Filings and also removed the financial covenants and related cross-defaults that had previously been incorporated from ARP’s credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recently Issued Accounting Standards

See Note 2 to our condensed consolidated financial statements for additional information related to recently issued accounting standards.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2017. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Interest Rate Risk. As of March 31, 2017, we had $86.9 million of outstanding borrowings under our credit agreements. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our condensed consolidated interest expense for the year ending March 31, 2018 by $0.9 million.

Commodity Price Risk. Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the year ending March 31, 2018 of $0.2 million, net of non-controlling interests.

As of March 31, 2017, AGP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)
Crude Oil – Fixed Price Swaps	2017(2)	80,400	$53.298
	2018	74,500	$52.510

(1)	Volumes for crude oil are stated in barrels.
(2)	The production volumes for 2017 include the remaining nine months of 2017 beginning April 1, 2017.

ITEM 4:	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description

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

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Documen

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Provided herewith.
**

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

ATLAS ENERGY GROUP, LLC

Date: May 15, 2017	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chief Executive Officer
Date: May 15, 2017	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer
Date: May 15, 2017	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer