Form 10-Q
period 2017-06-30
Atlas Energy Group, LLC
filed 2017-08-14
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, there were 31,973,122 common units outstanding.

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

•	the effects of unexpected operational events and drilling conditions, and other risks associated with drilling operations;
•	impact fees and severance taxes;
•	the effects of intense competition in the natural gas and oil industry;
•	general market, labor and economic conditions and related uncertainties;
•	the ability to retain certain key employees and customers;
•	dependence on the gathering and transportation facilities of third parties;
•	the availability of drilling rigs, equipment and crews;
•	expirations of undeveloped leasehold acreage;
•	exposure to new and existing litigation;
•	development of alternative energy resources; and
•	our ability to be treated as a partnership for U.S. federal income tax purposes.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$11,221	$12,009
Accounts receivable	626	835
Current derivative assets	533	—
Prepaid expenses and other	231	40
Total current assets	12,611	12,884
Property, plant and equipment, net	66,875	68,899
Long-term derivative assets	140	—
Other assets, net	21,366	23,293
Total assets	$100,992	$105,076

LIABILITIES AND UNITHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	736	890
Advances from affiliates	6,485	4,147
Current portion of derivative payable	—	284
Accrued interest	57	28
Accrued liabilities	8,825	12,050
Current portion of long-term debt	90,294	81,100
Total current liabilities	106,397	98,499
Long-term derivative liability	—	280
Asset retirement obligations and other	2,896	4,863

Commitments and contingencies (Note 8)

Unitholders’ equity (deficit):
Common unitholders’ equity (deficit)	(79,697)	(115,734)
Series A preferred equity	—	45,148
Warrants	1,868	1,868
	(77,829)	(68,718)
Non-controlling interests	69,528	70,152
Total unitholders’ equity (deficit)	(8,301)	1,434
Total liabilities and unitholders’ equity (deficit)	$100,992	$105,076

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Gas and oil production	$1,874	$54,782	$4,270	$106,375
ARP Drilling Partnerships management	—	4,959	—	13,441
Gain (loss) on mark-to-market derivatives	634	(74,090)	1,391	(27,637)
Other, net	141	545	863	870
Total revenues	2,649	(13,804)	6,524	93,049

Costs and expenses:
Gas and oil production	501	31,570	1,453	68,226
ARP Drilling Partnerships management	—	2,512	—	8,795
General and administrative	(107)	27,995	1,678	49,915
Depreciation, depletion and amortization	886	32,307	1,998	66,579
Total costs and expenses	1,280	94,384	5,129	193,515

Operating income (loss)	1,369	(108,188)	1,395	(100,466)

Interest expense	(4,794)	(35,844)	(9,723)	(65,292)
Gain (loss) on early extinguishment of debt, net	—	(27)	—	20,418
Other income (loss)	—	(6,658)	—	(6,649)
Net loss	(3,425)	(150,717)	(8,328)	(151,989)
Preferred unitholders’ dividends	—	—	—	(339)
Net loss attributable to non-controlling interests	343	114,637	624	109,297
Net loss attributable to unitholders’ interests	$(3,082)	$(36,080)	$(7,704)	$(43,031)

Net loss attributable to unitholders per common unit (Note 2):
Basic and diluted	$(0.10)	$(1.39)	$(0.28)	$(1.65)
Weighted average common units outstanding (Note 2):
Basic and diluted	29,765	26,031	27,923	26,029

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,425)	$(150,717)	$(8,328)	$(151,989)
Other comprehensive loss:
Derivative instruments designated as cash flow hedges:
Reclassification to mark-to-market gains	—	(5,555)	—	(9,070)
Total other comprehensive loss	—	(5,555)	—	(9,070)
Comprehensive loss	(3,425)	(156,272)	(8,328)	(161,059)
Comprehensive loss attributable to non-controlling interests	343	118,967	624	116,356
Comprehensive loss attributable to unitholders’ interest	$(3,082)	$(37,305)	$(7,704)	$(44,703)

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS’ EQUITY (DEFICIT)

(in thousands, except unit data)

(Unaudited)

	Series A Preferred Equity		Common Unitholders’ Equity (Deficit)		Warrants		Non- Controlling	Total Unitholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Interest	(Deficit)
Balance at December 31, 2016	1,805,858	$45,148	26,044,592	$(115,734)	4,668,044	$1,868	$70,152	$1,434
Issuance of units	85,760	2,144	—	(2,144)	—	—	—	—
Net issued and unissued units under incentive plan	—	—	(17,226)	(1,407)	—	—	—	(1,407)
Conversion of Series A preferred units	(1,891,618)	(47,292)	5,911,304	47,292	—	—	—	—
Net loss	—	—	—	(7,704)	—	—	(624)	(8,328)
Balance at June 30, 2017	—	$—	31,973,122	$(79,697)	4,668,044	$1,868	$69,528	$(8,301)

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,328)	$(151,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,998	66,579
Gain on early extinguishment of debts, net	—	(20,418)
(Gain) loss on derivatives	(1,130)	38,303
Amortization of deferred financing costs and debt discount	281	12,281
Non-cash compensation expense	(1,407)	2,235
Paid-in-kind interest	8,952	3,632
Other (income) loss	—	6,649
Distributions paid to non-controlling interests	—	(16,848)
Equity income in unconsolidated companies	(863)	(715)
Distributions received from unconsolidated companies	805	863
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	2,232	94,754
Accounts payable and accrued liabilities	(3,316)	(62,206)
Net cash used in operating activities	(776)	(26,880)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(25,147)
Other	—	1,282
Net cash used in investing activities	—	(23,865)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under term loan facilities	—	(4,250)
Borrowings under ARP’s revolving credit facility	—	135,000
Repayments under ARP’s revolving credit facility	—	(57,500)
ARP senior note repurchases	—	(5,528)
Net proceeds from issuance of our subsidiaries’ units to the public	—	(2,721)
Dividends to preferred unitholders	—	(1,015)
Deferred financing costs, distribution equivalent rights and other	(12)	(953)
Net cash provided by (used in) financing activities	(12)	63,033
Net change in cash and cash equivalents	(788)	12,288
Cash and cash equivalents, beginning of year	12,009	31,214
Cash and cash equivalents, end of period	$11,221	$43,502

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

•

Through August 31, 2016, 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest in ARP.  As discussed further below, ARP was the predecessor to the business and operations of Titan;

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

At June 30, 2017, we had 31,973,122 common units issued and outstanding.

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

In accordance with established practice in the oil and gas industry, our condensed consolidated financial statements include our pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of the Drilling Partnerships in which ARP has an interest through the date of ARP’s Chapter 11 Filings. Such interests generally approximated 30%. Our condensed consolidated financial statements do not include proportional consolidation of the depletion or impairment expenses of the Drilling Partnerships through the date of ARP’s Chapter 11 Filings. Rather, ARP calculated these items specific to its own economics through the date of ARP’s Chapter 11 Filings.

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

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern. If we are unable to remain in compliance with the covenants under our credit agreements (as described in Note 4), absent relief from our lenders, we maybe be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under our credit agreements could elect to declare all amounts outstanding immediately due and payable and could terminate all commitments to extend further credit. If an event of default occurs, we will not have sufficient liquidity to repay all of our outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern. In addition to the $40.1 million of indebtedness due on September 30, 2017, we classified the remaining $51.4 million of outstanding indebtedness under our credit agreements as a current liability, based on the uncertainty regarding future covenant compliance. In total, we have $90.3 million of outstanding indebtedness under our credit agreements, which is net of $1.1 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net on our condensed consolidated balance sheet as of June 30, 2017.

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

Atlas Growth Partners – Liquidity, Capital Resources, and Ability to Continue as a Going Concern

AGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including its private placement offering completed in 2015. AGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted AGP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on AGP’s liquidity position.

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

Equity Method Investments

Investment in Titan. At June 30, 2017, we had a 2% Series A Preferred interest in Titan. We account for our investment under the equity method of accounting due to our ability to exercise significant influence.  As of June 30, 2017 and December 31, 2016, the net carrying amount of our investment in Titan was $0.4 million and zero, respectively. During the three and six months ended June 30, 2017, we recognized equity loss of $0.1 million and equity income of $0.4 million, respectively, within other, net on our condensed consolidated statements of operations.

Investment in Lightfoot. At June 30, 2017, we had an approximate 12.0% interest in Lightfoot L.P. and an approximate 15.9% interest in Lightfoot G.P., the general partner of Lightfoot L.P. We account for our investment in Lightfoot under the equity method of accounting due to our ability to exercise significant influence. As of June 30, 2017 and December 31, 2016, the net carrying amount of our investment in Lightfoot was $18.5 million and $18.7 million, respectively. During the three months ended June 30, 2017 and 2016, we recognized equity income of $0.3 million and $0.5 million, respectively, within other, net on our condensed consolidated statements of operations. For the six months ended June 30, 2017 and 2016, we recognized equity income of $0.5 million and $0.7 million, respectively, within other, net on our condensed consolidated statement of operations. During the three months ended June 30, 2017 and 2016, we received net cash distributions of approximately $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2017 and 2016, we received net cash distributions of approximately $0.8 million and $0.9 million, respectively.

Rabbi Trust

In 2011, we established an excess 401(k) plan relating to certain executives. In connection with the plan, we established a “rabbi” trust for the contributed amounts. At June 30, 2017 and December 31, 2016, we reflected $2.2 million and $4.2 million, respectively, related to the value of the rabbi trust within other assets, net on our condensed consolidated balance sheets, and recorded corresponding liabilities of $2.2 million and $4.2 million, respectively, as of those same dates, within asset retirement obligations and other on our condensed consolidated balance sheets. During the six months ended June 30, 2017 and 2016, we distributed $2.1 million and $2.3 million, respectively, to certain executives related to the rabbi trust.

Accrued Liabilities

We had $8.1 million and $10.6 million of accrued payroll and benefit items at June 30, 2017 and December 31, 2016, respectively, which were included within accrued liabilities on our condensed consolidated balance sheets.

Shard Based Compensation Plans

For the six months ended June 30, 2017, 739,350 phantom units under the 2015 Long-Term Incentive Plan (“2015 LTIP”) were forfeited, primarily due to Titan’s completion of the majority of the sale of its Appalachian assets and reductions in force, which resulted in a $2.3 million reversal of previously recognized stock compensation expense recognized in general and administrative expenses on our condensed consolidated statements of operations for the six months ended June 30, 2017.

Conversion of Series A Preferred Units

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

The following is a reconciliation of net income (loss) allocated to the common unitholders for purposes of calculating net income (loss) attributable to common unitholders per unit (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net loss	$(3,425)	$(150,717)	$(8,328)	$(151,989)
Preferred unitholders’ dividends	—	—	—	(339)
Loss attributable to non-controlling interests	343	114,637	624	109,297
Net loss attributable to common unitholders	(3,082)	(36,080)	(7,704)	(43,031)
Less: Net income attributable to participating securities – phantom units(1)	—	—	—	—
Net loss utilized in the calculation of net loss attributable to common unitholders per unit – diluted(1)	$(3,082)	$(36,080)	$(7,704)	$(43,031)

(1)

For the three months ended June 30, 2017 and 2016, net loss attributable to common unitholder’s ownership interest was not allocated to approximately 34,000 and 352,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the six months ended June 30, 2017 and 2016, net loss attributable common unitholder’s ownership interest was not allocated to approximately 106,000 and 307,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common unitholders per unit with those used to compute diluted net loss attributable to common unitholders per unit (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Weighted average number of common units—basic	29,765	26,031	27,923	26,029
Add effect of dilutive incentive awards(1)	—	—	—	—
Add effect of dilutive convertible preferred units and warrants(2)	—	—	—	—
Weighted average number of common units—diluted	29,765	26,031	27,923	26,029

(1)

For the three months ended June 30, 2017 and 2016, approximately 3,143,000 and 2,692,000 phantom units, respectively, were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive. For the six months ended June 30, 2017, and 2016, approximately 3,331,000 and 2,691,000 phantom units, respectively, were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

(2)

For the periods presented, our warrants issued in connection with the Second Lien Credit Agreement in 2016 were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such warrants and units would have been anti-dilutive. For the three and six months ended June 30, 2016, our convertible Series A Preferred Units were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such warrants and units would have been anti-dilutive

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. The updated guidance is effective for us as of January 1, 2019 and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest period presented. We are currently in the process of determining the impact that the updated accounting guidance will have on our condensed consolidated financial statements.

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. We intend to adopt the new standard using the modified retrospective method, which is expected to have an immaterial impact to our financial statements. The accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016
Natural gas and oil properties:
Proved properties	$84,619	$84,631
Unproved properties	63,325	63,314
Support equipment and other	3,188	3,188
Total natural gas and oil properties	151,132	151,133
Less – accumulated depreciation, depletion and amortization	(84,257)	(82,234)
	$66,875	$68,899

As of June 30, 2017, we did not have any non-cash investing activity capital expenditures. During the six months ended June 30, 2016, we recognized $18.7 million of non-cash investing activities capital expenditures, which were reflected within the changes in accounts payable and accrued liabilities on our condensed consolidated statement of cash flows.

We capitalized interest on ARP’s borrowed funds related to capital projects only for periods that activities were in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP were 6.6% and 6.7% for the three and six months ended June 30, 2016 respectively. The aggregate amount of interest capitalized by ARP was $2.4 million $4.8 million for the three and six months ended June 30, 2016, respectively.

For the three and six months ended June 30, 2016 we recorded $1.7 million and $3.3, respectively, of ARP’s accretion expense related to asset retirement obligations within depreciation, depletion and amortization in our condensed consolidated statements of operations.

NOTE 4—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	June 30,	December 31,
	2017	2016
First Lien Credit Agreement	$40,072	$37,962
Second Lien Credit Agreement	51,434	44,593
Debt discount, net of accumulated amortization of $779 and $623	(1,089)	(1,244)
Deferred financing costs, net of accumulated amortization of $2,629 and $2,538, respectively	(123)	(211)
Total debt, net	90,294	81,100
Less current maturities	(90,294)	(81,100)
Total long-term debt, net	$—	$—

Cash Interest. Cash payments for interest were $0.2 million and $12.7 million for the three months ended June 30, 2017 and 2016, respectively and $0.4 million and $55.4 million for the six months ended June 30, 2017 and 2016, respectively.

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

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement (defined below), with $35.0 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively. As a result of these transactions, we recognized $6.1 million as a loss on early extinguishment of debt, consisting of the $2.4 million prepayment penalty and $3.7 million of accelerated amortization of deferring financing costs, on our condensed consolidated statement of operations for the six months ended June 30, 2016. The Third Amendment amended the First Lien Credit Agreement to, among other things:

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

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement. The Second Lien Credit Agreement also has an unamortized discount of $1.1 million as of June 30, 2017, related to the 4,668,044 warrants issued in connection with the Second Lien Credit Agreement.

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

In addition to the $40.1 million of amounts outstanding under our First Lien Credit Agreement due on September 30, 2017, we classified the $51.4 million of amounts outstanding our Second Lien Credit Agreement as a current liability, based on the uncertainty regarding future covenant compliance. In total, we have $90.3 million of outstanding indebtedness under our credit agreements, which is net of $1.1 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net on our condensed consolidated balance sheet as of June 30, 2017.

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

We recorded net derivative assets on our condensed consolidated balance sheets of $0.7 million at June 30, 2017 and net derivative liabilities of $0.6 million at December 31, 2016. On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

The following table summarizes the commodity derivative activity and presentation in our condensed consolidated statement of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Portion of settlements associated with gains previously recognized within accumulated other comprehensive income, net of prior year offsets(1)	$—	$5,555	$—	$9,070
Portion of settlements attributable to subsequent mark to market gains	131	39,835	155	85,265
Total cash settlements on commodity derivative contracts	$131	$45,390	$155	$94,335

Gain recognized on cash settlement(2)	$78	$4,732	$261	$10,666
Gain (loss) recognized on open derivative contracts(2)	556	(78,822)	1,130	(38,303)
Gain (loss) on mark-to-market derivatives	$634	$(74,090)	$1,391	$(27,637)

(1)	Recognized in gas and oil production revenue.
(2)	Recognized in gain (loss) on mark-to-market derivatives.

The following table summarizes the gross fair values of AGP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated (in thousands):

Offsetting Derivatives as of June 30, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$548	$(15)	$533
Long-term portion of derivative assets	140	—	140
Total derivative assets	$688	$(15)	$673

Current portion of derivative liabilities	$(15)	$15	$—
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$(15)	$15	$—

Offsetting Derivatives as of December 31, 2016
Current portion of derivative assets	$97	$(97)	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$97	$(97)	$—

Current portion of derivative liabilities	$(381)	$97	$(284)
Long-term portion of derivative liabilities	(280)	—	(280)
Total derivative liabilities	$(661)	$97	$(564)

At June 30, 2017, AGP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Asset
				(in thousands)(2)
Crude Oil – Fixed Price Swaps	2017(3)	52,800	$53.416	$362
	2018	74,500	$52.510	$311
			AGP’s net assets	673

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward West Texas Intermediate (“WTI”) crude oil prices, as applicable.
(3)	The production volumes for 2017 include the remaining six months of 2017 beginning July 1, 2017.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We use a market approach fair value methodology to value our outstanding derivative contracts and financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into the three level hierarchy (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. As of June 30, 2017 and December 31, 2016, all of our derivative financial instruments were classified as Level 2.

Information for our financial instruments measured at fair value were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2017
Assets, gross
Rabbi trust	$2,246	$—	$—	$2,246
AGP Commodity swaps	—	688	—	688
Total assets, gross	2,246	688	—	2,934
Liabilities, gross
AGP Commodity swaps	—	(15)	—	(15)
Total derivative liabilities, gross	—	(15)	—	(15)
Total assets, fair value, net	$2,246	$673	$—	$2,919
As of December 31, 2016
Assets, gross
Rabbi trust	$4,208	$—	$—	$4,208
AGP Commodity swaps	—	97	—	97
Total assets, gross	4,208	97	—	4,305
Liabilities, gross
AGP Commodity swaps	—	(661)	—	(661)
Total derivative liabilities, gross	$—	(661)	—	(661)
Total assets, fair value, net	$4,208	$(564)	$—	$3,644

Other Financial Instruments

Our other current assets and liabilities on our condensed consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair value of our debt at June 30, 2017 approximated its carrying value of $91.5 million, which consisted of our First Lien Credit Agreement and Second Lien Credit Agreement that bear interest at variable rates and are categorized as Level 1 values.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Management estimated the fair values of ARP’s natural gas and oil properties transferred to ARP in June 2016 upon consolidation of certain Drilling Partnerships (see Note 7) based on a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, ARP’s future operating and development costs of the assets, the respective natural gas, oil and natural gas liquids forward price curves, and estimated salvage values using ARP’s historical experience and external estimates of recovery values. These estimates of fair value were Level 3 measurements as they were based on unobservable inputs.

Management estimated the fair value of asset retirement obligations transferred to ARP in June 2016 upon consolidation of certain Drilling Partnerships (see Note 7) based on discounted cash flow projections using ARP’s historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future considering inflation rates, federal and state regulatory requirements, and ARP’s assumed credit-adjusted risk-free interest rate. These estimates of fair value were Level 3 measurements as they were based on unobservable inputs.

NOTE 7—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ARP. ARP did not directly employ any persons to manage or operate its business. These functions were provided by employees of us and/or our affiliates. On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

Relationship with Titan. Other than its named executive officers, Titan does not directly employ any persons to manage or operate its business. These functions were provided by employees of us and/or our affiliates. On September 1, 2016, Titan entered into a Delegation of Management Agreement (the “Delegation Agreement”) with Titan Management, our wholly owned subsidiary. Pursuant to the Delegation Agreement, Titan has delegated to Titan Management all of Titan’s rights and powers to manage and control the business and affairs of Titan Energy Operating, LLC (“Titan Operating”), a wholly owned subsidiary of Titan. However, Titan’s board of directors retains management and control over certain non-delegated duties.  In addition, Titan also entered into an Omnibus Agreement (the “Omnibus Agreement”) dated September 1, 2016 with Titan Management, Atlas Energy Resource Services, Inc. (“AERS”), our wholly owned subsidiary, and Titan Operating. Pursuant to the Omnibus Agreement, Titan Management and AERS will provide Titan and Titan Operating with certain financial, legal, accounting, tax advisory, financial advisory and engineering services (including cash management services) and Titan and Titan Operating will reimburse Titan Management and AERS for their direct and allocable indirect expenses incurred in connection with the provision of the services, subject to certain approval rights in favor of Titan’s Conflicts Committee. As of June 30, 2017 and December 31, 2016, we had payables of $6.3 million and $3.3 million to Titan related to the timing of funding cash accounts related to general and administrative expenses, such as payroll and benefits, which was recorded in advances from affiliates in our condensed consolidated balance sheets.

Relationship with AGP. AGP does not directly employ any persons to manage or operate its business. These functions are provided by employees of us and/or our affiliates. Atlas Growth Partners, GP, LLC (“AGP GP”) receives an annual management fee in connection with its management of AGP equivalent to 1% of capital contributions per annum. During each of the three months ended June 30, 2017 and 2016, AGP paid a management fee of $0.6 million and during each of the six months ended June 30, 2017 and 2016, AGP paid a management fee of $1.1 million. We charge direct costs, such as salary and wages, and allocate indirect costs, such as rent for offices, to AGP by us based on the number of its employees who devoted their time to activities on its behalf. AGP reimburses us at cost for direct costs incurred on its behalf. AGP reimburses all necessary and reasonable indirect costs allocated by the general partner.

Relationship with Drilling Partnerships. ARP conducted certain activities through, and a portion of its revenues were attributable to, sponsorship of the Drilling Partnerships. Through the Plan Effective Date, ARP served as the ultimate general partner and operator of the Drilling Partnerships and assumed customary rights and obligations for the Drilling Partnerships. As the ultimate general partner, ARP was liable for the Drilling Partnerships’ liabilities and could have been liable to limited partners of the Drilling Partnerships if it breached its responsibilities with respect to the operations of the Drilling Partnerships. ARP was entitled to receive management fees, reimbursement for administrative costs incurred, and to share in the Drilling Partnership’s revenue and costs and expenses according to the respective partnership agreements.

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

During the quarter ended June 30, 2016, ARP recorded $7.2 million and $12.4 million of gas and oil properties and asset retirement obligations, respectively, transferred to ARP as a result of certain Drilling Partnership liquidations. The gas and oil properties and asset retirement obligations were recorded at their fair values on the respective dates of the Drilling Partnerships’ liquidation and transfer to ARP (see Note 6) and resulted in a non-cash loss of $6.2 million, net of liquidation and transfer adjustments, for the three and six months ended June 30, 2016, which was recorded in other income/(loss) in the condensed consolidated statements of operations.

AGP’s Relationship with Titan. At our direction, AGP reimburses Titan for direct costs, such as salaries and wages, charged to AGP based on our employees who incurred time to activities on AGP’s behalf and indirect costs, such as rent and other general and administrative costs, allocated to AGP based on the number of our employees who devoted their time to activities on AGP’s behalf. As of June 30, 2017 and December 31, 2016, AGP had payables of $0.2 million and $0.8 million to Titan related to the direct costs, indirect cost allocation, and timing of funding of cash accounts, which was recorded in advances from affiliates in the condensed consolidated balance sheets.

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

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain environmental expenditures. We had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of June 30, 2017 and December 31, 2016.

NOTE 9—CASH DISTRIBUTIONS

Our Cash Distributions. We have a cash distribution policy under which we distribute, within 50 days following the end of each calendar quarter, all of our available cash (as defined in our limited liability company agreement) for that quarter to our unitholders. However, as a result of the First Lien Credit Agreement and Second Lien Credit Agreement entered into on March 30, 2016 (see Note 4), we are prohibited from paying future cash distributions on our common and preferred units. Prior to these amendments, we paid a distribution of $1.0 million to our Class A preferred unitholders.

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

AGP Cash Distributions. During the six months ended June 30, 2016, AGP paid a distribution of $8.2 million to common limited partners ($0.1750 per unit per quarter) and $0.2 million to the general partner’s Class A units ($0.1750 per unit per quarter). On November 2, 2016, AGP’s Board of Directors determined to suspend its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow and reinvest in its business and assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Atlas Resource Partners:
Revenues(1)	$—	$(16,824)	$—	$86,384
Operating costs and expenses	—	(57,125)	—	(116,327)
Depreciation, depletion and amortization expense	—	(29,008)	—	(59,053)
Interest expense	—	(31,954)	—	(59,659)
Gain on early extinguishment of debt	—	—	—	26,498
Other income (loss)	—	(6,658)	—	(6,649)
Segment loss	$—	$(141,569)	$—	$(128,806)
Atlas Growth Partners:
Revenues	$2,508	$2,559	$5,661	$5,993
Operating costs and expenses	(1,979)	(3,421)	(4,312)	(6,924)
Depreciation, depletion and amortization expense	(886)	(3,299)	(1,998)	(7,526)
Segment loss	$(357)	$(4,161)	$(649)	$(8,457)
Corporate and other:
Revenues(2)	$141	$461	$863	$672
General and administrative(3)	1,585	(1,531)	1,181	(3,685)
Interest expense	(4,794)	(3,890)	(9,723)	(5,633)
Loss on early extinguishment of debt	—	(27)	—	(6,080)
Segment loss	$(3,068)	$(4,987)	$(7,679)	$(14,726)
Reconciliation of segment loss to net loss:
Segment loss:
Atlas Resource Partners	$—	$(141,569)	$—	$(128,806)
Atlas Growth Partners	(357)	(4,161)	(649)	(8,457)
Corporate and other(2)	(3,068)	(4,987)	(7,679)	(14,726)
Net loss	$(3,425)	$(150,717)	$(8,328)	$(151,989)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Resource Partners(1)	$—	$(16,824)	$—	$86,384
Atlas Growth Partners	2,508	2,559	5,661	5,993
Corporate and other	141	461	863	672
Total revenues	$2,649	$(13,804)	$6,524	$93,049
Capital expenditures:
Atlas Resource Partners	$—	$5,650	$—	$18,820
Atlas Growth Partners	—	778	—	6,327
Total capital expenditures	$—	$6,428	$—	$25,147

	June 30,	December 31,
	2017	2016
Balance sheet:
Total assets:
Atlas Growth Partners	$76,454	$78,500
Corporate and other	24,538	26,576
Total assets	$100,992	$105,076

1)

Revenues include gains (losses) on mark to market derivatives. A $73.3 million loss on ARP’s mark-to-market derivatives is included for the three months ended June 30, 2016 related to increases in commodity future prices relative to ARP’s commodity fixed price swaps during the three months ended June 30, 2016 as compared to the prior year period.

2)

As disclosed in Note 2, we had an equity loss of $0.5 million related to our 2% proportionate share of Titan’s net loss, partially offset by equity income of $0.3 million from our investment in Lightfoot, which was recognized in revenues other, net on our condensed consolidated statement of operations for the three months ended June 30, 2017.

3)

As disclosed in Note 2, for the six months ended June 30, 2017, 739,350 phantom units under the 2015 LTIP were forfeited, primarily due to Titan’s completion of the majority of the sale of its Appalachian assets and reductions in force, which resulted in a $2.3 million reversal of previously recognized stock compensation expense recognized in general and administrative expenses on our condensed consolidated statements of operations for the six months ended June 30, 2017.

NOTE 11—SUBSEQUENT EVENTS

In August 2017, we received a 20% interest in Osprey Sponsor, LLC (“Osprey Sponsor”).  Osprey Sponsor is the sponsor of Osprey Energy Acquisition Corp (“Osprey”).  We received our interest in consideration for potential utilization, if any, of our office space, advisory services and personnel by Osprey.  On July 26, 2017, Osprey consummated its initial public offering, for which Jon Cohen, Ed Cohen, and Daniel Herz serve as CEO, Executive Chairman, and President, respectively.  Osprey was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business transaction, one or more operating businesses or assets that Osprey has not yet identified (a “Business Combination”).  The initial public offering, including the overallotment exercised by the underwriters, generated net proceeds of $275 million through the issuance of 27.5 million units, which were contributed to a trust account and are intended to be applied generally toward consummating a Business Combination.  We intend to allocate approximately 2% of our interest to our employees other than Messrs. Cohen and Herz.

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

•

Through August 31, 2016, 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest in ARP.  As discussed further below, ARP was the predecessor to the business and operations of Titan;

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

FINANCIAL PRESENTATION

Our condensed consolidated financial statements contain our accounts and those of our consolidated subsidiaries as of June 30, 2017. We determined that ARP (through the Plan Effective Date, as discussed further below) and AGP are variable interest entities (“VIE’s”) based on their respective partnership agreements, our power, as the general partner, to direct the activities that most significantly impact each of their respective economic performance, and our ownership of each of their respective incentive distribution rights. Accordingly, we consolidated the financial statements of ARP (until the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP into our condensed consolidated financial statements. As the general partner for both ARP (through the Plan Effective Date) and AGP, we have unlimited liability for the obligations of ARP (through the Plan Effective Date) and AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interests in ARP (through the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP are reflected as (income) loss attributable to non-controlling interests in the condensed consolidated statements of operations and as a component of unitholders’ equity on the condensed consolidated balance sheets. All material intercompany transactions have been eliminated.

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

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines since the fourth quarter of 2014 and continue to remain low in 2017. The causes of these declines are based on a number of factors, including, but not limited to, a significant increase in natural gas, oil and NGL production. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves.

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

For additional information, please see “—Liquidity, Capital Resources and Ability to Continue as a Going Concern.”

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

The following table presents the number of wells our subsidiaries drilled and the number of wells our subsidiaries turned in line, both gross and for our respective interests, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017(1)	2016(1)	2017(1)	2016(1)

Gross wells drilled(4)	—	—	—	—
Net wells drilled(2)	—	—	—	—
Gross wells turned in line(3)	—	—	—	2
Net wells turned in line(2)(3)	—	—	—	2

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

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Production:(1)
Atlas Resource Partners: (2)
Natural gas (MMcf)	—	16,820	—	34,524
Oil (MBbls)	—	379	—	794
NGLs (MBbls)	—	203	—	431
Total (MMcfe)	—	20,309	—	41,875
Atlas Growth Partners:
Natural gas (MMcf)	27	38	59	83
Oil (MBbls)	36	78	80	181
NGLs (MBbls)	5	7	10	15
Total (MMcfe)	274	544	600	1,258
Total production: (2)
Natural gas (MMcf)	27	16,858	59	34,608
Oil (MBbls)	36	457	80	975
NGLs (MBbls)	5	209	10	445
Total (MMcfe)	274	20,854	600	43,132
Production per day:(1)
Atlas Resource Partners: (2)
Natural gas (Mcfd)	—	184,839	—	189,695
Oil (Bpd)	—	4,164	—	4,364
NGLs (Bpd)	—	2,226	—	2,367
Total (Mcfed)	—	223,178	—	230,080
Atlas Growth Partners:
Natural gas (Mcfd)	297	414	325	457
Oil (Bpd)	401	853	443	996
NGLs (Bpd)	52	75	56	80
Total (Mcfed)	3,014	5,982	3,316	6,910
Total production per day: (2)
Natural gas (Mcfd)	297	185,253	325	190,152
Oil (Bpd)	401	5,017	443	5,359
NGLs (Bpd)	52	2,300	56	2,447
Total (Mcfed)	3,014	229,159	3,316	236,990

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Atlas Resource Partners: (1)
Natural gas revenue	$—	$27,890	$—	$59,174
Oil revenue	—	20,958	—	36,270
NGLs revenue	—	2,549	—	4,445
Total revenues	$—	$51,397	$—	$99,889
Atlas Growth Partners:
Natural gas revenue	$77	$74	$178	$161
Oil revenue	1,723	3,220	3,908	6,154
NGLs revenue	74	91	184	171
Total revenues	$1,874	$3,385	$4,270	$6,486
Total production revenues: (1)
Natural gas revenue	$77	27,964	$178	$59,335
Oil revenue	1,723	24,178	3,908	42,424
NGLs revenue	74	2,640	184	4,616
Total revenues	$1,874	$54,782	$4,270	$106,375

Average sales price:
Atlas Resource Partners: (1)
Natural gas (per Mcf)
Total realized price, after hedge(2)(3)	$—	$3.52	$—	$3.46
Total realized price, before hedge(2)	$—	$1.70	$—	$1.74
Oil (per Bbl):
Total realized price, after hedge(3)	$—	$81.16	$—	$79.06
Total realized price, before hedge	$—	$42.08	$—	$35.50
NGLs (per Bbl):
Total realized price, after hedge(3)	$—	$12.59	$—	$10.32
Total realized price, before hedge	$—	$12.59	$—	$10.32
Atlas Growth Partners:
Natural gas (per Mcf):
Total realized price, after hedge	$2.85	$1.97	$3.02	$1.94
Total realized price, before hedge	$2.85	$1.97	$3.02	$1.94
Oil (per Bbl):
Total realized price, after hedge(3)	$50.84	$41.25	$50.70	$35.17
Total realized price, before hedge	$47.25	$41.48	$48.76	$33.96
NGLs (per Bbl):
Total realized price, after hedge	$15.63	13.39	$18.25	$11.77
Total realized price, before hedge	$15.63	13.39	$18.25	$11.77

Production costs (per Mcfe):
Atlas Resource Partners: (1)
Lease operating expenses(4)	$—	$1.15	$—	$1.20
Production taxes	—	0.18	—	0.18
Transportation and compression	—	0.22	—	0.24
Total production costs per Mcfe	$—	$1.56	$—	$1.62
Atlas Growth Partners:

Lease operating expenses	$1.27	$0.91	$1.86	$0.87
Production taxes	0.55	0.30	0.50	0.25
Transportation and compression	—	0.11	0.06	0.10
Total production costs per Mcfe	$1.82	$1.32	$2.42	$1.22
Total production costs: (1)
Lease operating expenses(4)	$1.27	$1.15	$1.86	$1.19
Production taxes	0.55	0.19	0.50	0.18
Transportation and compression	—	0.22	0.06	0.23
Total production costs per Mcfe	$1.82	$1.55	$2.42	$1.61
(1)	We deconsolidated ARP for financial reporting purposes as of July 27, 2016 (the date of ARP’s Chapter 11 Filings) and therefore our 2016 results will not be comparable to our 2017 results.
(2)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three and six months ended June 30, 2016. Including the effect of this subordination, ARP’s average realized gas sales price was $3.45 per Mcf ($1.63 per Mcf before the effects of financial hedging) and $3.41 per Mcf ($1.69 per Mcf before the effects of financial hedging) for the three and six months ended June 30, 2016, respectively.

(3)

Includes the impact of $0.1 million of cash settlements for the three months ended June 30, 2017, and $0.2 million for each of the six months ended June 30, 2017 and 2016, on AGP’s oil derivative contracts which were entered into subsequent to our decision to discontinue hedge accounting beginning on January 1, 2015. Includes the impact of cash settlements on ARP’s commodity derivative contracts not previously included within accumulated other comprehensive income following ARP’s decision to de-designate hedges beginning on January 1, 2015. Cash settlements on ARP’s commodity derivative contracts excluded from production revenues, consisted of $30.1 million for natural gas and $9.8 million for oil for the three months ended June 30, 2016; $58.5 million for natural gas and $26.5 million for oil for the six months ended June 30, 2016.

(4)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for the three and six months ended June 30, 2016. Including the effects of these costs, ARP’s total lease operating expenses per Mcfe were $1.12 per Mcfe ($1.52 per Mcfe for total production costs) and $1.17 per Mcfe ($1.59 per Mcfe for total production costs) for the three and six months ended June 30, 2016, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.11 per Mcfe ($1.51 per Mcfe for total production costs) and $1.16 per Mcfe ($1.58 per Mcfe for total production costs) for the three and six months ended June 30, 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Gas and oil production revenues	$1,874	$54,782	$4,270	$106,375
Gas and oil production costs	$501	$31,570	$1,453	$68,226

Our production revenues were lower in the current quarter as a result of a $51.4 million decrease in ARP’s revenues due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, and a $1.5 million decrease in AGP’s revenues attributable to production from AGP’s Eagle Ford operations, primarily related to lower volumes as a result of natural production decline in the current period.

Our production revenues were lower in the six months ended June 30, 2017 as a result of a $99.9 million decrease in ARP’s revenues due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, and a $2.2 million decrease in AGP’s revenues attributable to production from AGP’s Eagle Ford operations, primarily related to two wells turned in line in the prior period resulting in lower volumes as a result of natural production decline in the current period.

Our production costs were lower in the current quarter as a result of a $30.9 million decrease in ARP’s gas and oil production costs due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, and a $0.2 million in decrease in AGP’s gas and oil production costs primarily related to maintenance, materials and treating costs attributable to fewer wells turned in line activities in AGP’s Eagle Ford operations.

Our production costs were lower in the six months ended June 30, 2017 as a result of a $66.7 million decrease in ARP’s gas and oil production costs due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, and a $0.1 million decrease in AGP’s gas and oil production costs primarily related to maintenance, materials and treating costs attributable to fewer wells turned in line activities in AGP’s Eagle Ford operations.

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

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
ARP’s Drilling Partnership management revenues	$—	$4,959	$—	$13,441
ARP’s Drilling Partnership management expenses	—	(2,512)	—	(8,795)
ARP’s Drilling Partnership management gross profit margin	$—	$2,447	$—	$4,646

We deconsolidated ARP as of July 27, 2016, which affects the comparability of the periods presented for each of ARP’s Drilling Partnership management items above.

Other Revenues and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$634	$(74,090)	$1,391	$(27,637)
Other, net	141	545	863	870

Other Expenses
General and administrative:
Atlas Energy Group	$(1,585)	$1,531	$(1,181)	$3,685
Atlas Growth Partners	1,478	2,703	2,859	5,392
Atlas Resource Partners	—	23,761	—	40,838
Total general and administrative	$(107)	$27,995	$1,678	$49,915
Depreciation, depletion and amortization:
Atlas Growth Partners	$886	$3,299	$1,998	$7,526
Atlas Resource Partners	—	29,008	—	59,053
Total depreciation, depletion and amortization	$886	$32,307	$1,998	$66,579
Interest expense:
Atlas Energy Group	$4,794	$3,890	$9,723	$5,633
Atlas Resource Partners	—	31,954	—	59,659
Total interest expense	$4,794	$35,844	$9,723	$65,292
(Gain) loss on extinguishment of debts, net:
Atlas Energy Group	$—	$27	$—	$6,080
Atlas Resource Partners	—	—	—	(26,498)
Total (gain) loss on extinguishment of debts, net	$—	$27	$—	$(20,418)
Other income (loss)	—	(6,658)	—	(6,649)
(Income) loss attributable to non-controlling interests	343	114,637	624	109,297

Gain (Loss) on Mark-to-Market Derivatives. We recognize changes in the fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized losses during the three and six months ended June 30, 2017 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end. In addition, we deconsolidated ARP as of July 27, 2016, which resulted in a decrease of $74.1 million and $27.6 million from the three and six months ended June 30, 2016, respectively, and affects the comparability of the periods presented.

Other, net. Our other, net revenues were lower in the current quarter as a result of a decrease in equity method income related to our 2% Series A Preferred interest in Titan.

General and Administrative. Our $3.1 million decrease in general and administrative expenses in the current quarter was due to a $2.3 million decrease in stock compensation expense related to the forfeiture of employee awards due to Titan’s completion of the majority of the sale of its Appalachian assets and reductions in force, a $0.7 million decrease in non-recurring transaction costs, and a $0.1 million increase in other corporate activities. ARP’s $23.8 million decrease in general and administrative expenses in the current quarter was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s decrease in general and administrative expenses in the current quarter was due to a $1.2 million decrease in salaries, wages and other corporate activity costs allocated by us to AGP as a result of the suspension of AGP’s current primary offering efforts and AGP’s management’s plan to reduce general and administrative expenses.

Our $4.9 million decrease in general and administrative expenses in the six months ended June 30, 2017, was due to a $4.2 million decrease in stock compensation expense related to the forfeiture of employee awards due to Titan’s completion of the majority of sale of its Appalachian assets and reductions in force and a $0.7 million decrease in non-recurring transaction costs. ARP’s $40.8 million decrease in general and administrative expenses in the six months ended June 30, 2017, was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s decrease in general and administrative expenses in the current quarter was due to a $2.5 million decrease in salaries, wages and other corporate activity costs allocated by us to AGP as a result of the suspension of AGP’s current primary offering efforts and AGP’s management’s plan to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. ARP’s decrease in depreciation, depletion and amortization in the current quarter and the six months ended June 30, 2017 was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s decrease in depreciation, depletion and amortization in the current quarter and the six months ended June 30, 2017 was primarily due to a decrease of $2.4 million and $5.5 million, respectively, in AGP’s depletion expense due to impairments of its proved and unproved oil and gas properties in its Eagle Ford operating area recorded in the fourth quarter of 2016, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties.

Interest Expense. The increase in our interest expense in the current quarter consisted of a $1.0 million increase of paid-in-kind interest on our credit agreements. ARP’s $32.0 million decrease interest expense in the current quarter was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented.

The increase in our interest expense in the six months ended June 30, 2017, consisted of a $5.3 million increase of paid-in-kind interest on our credit agreements and a $0.2 million increase of amortization of warrants that were issued in connection with our second lien credit agreement, partially offset by a $1.2 million decrease in interest on the original term loans with Riverstone and a $0.2 million decrease in amortization of our deferred financing costs. ARP’s $59.7 million decrease in interest expense in the six months ended June 30, 2017, was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented.

Gain (Loss) on Early Extinguishment of Debt. The decrease in our loss on early extinguishment of debt in the six months ended June 30, 2017 was due to $3.7 million of accelerated amortization of deferred financing costs and $2.4 million of prepayment penalties related to the restructuring of our original term loans with Riverstone in the first quarter of 2016. ARP’s $26.5 million decrease in gain on early extinguishment of debt was related to the repurchase of a portion of ARP’s senior notes in the first quarter of 2016.

Loss Attributable to Non-Controlling Interests. The decrease in loss attributable to non-controlling interests in the current quarter and the six months ended June 30, 2017 was primarily due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented.

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

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern.  If we are unable to remain in compliance with the covenants under our credit agreements, absent relief from our lenders, we maybe be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under our credit agreements could elect to declare all amounts outstanding immediately due and payable and could terminate all commitments to extend further credit. If an event of default occurs, we will not have sufficient liquidity to repay all of our outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern. In addition to the $40.1 million of indebtedness due on September 30, 2017, we classified the remaining $51.4 million of outstanding indebtedness under our credit agreements as a current liability, based on the uncertainty regarding future covenant compliance.  In total, we have $90.3 million of outstanding indebtedness under our credit agreements, which is net of $1.1 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net within our condensed consolidated balance sheet as of June 30, 2017.

We continually monitor our capital markets and capital structures and may make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. For example, we could pursue options such as refinancing or reorganizing our indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address our liquidity concerns and high debt levels. There is no certainty that we will be able to implement any such options, and we cannot provide any assurances that any refinancing or changes to our  debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for our stakeholders, including cancellation of debt income (“CODI”) which would be directly allocated to our unitholders and reported on such unitholders’ separate returns. It is possible additional adjustments to our strategic plan and outlook may occur based on market conditions and our needs at that time, which could include selling assets or seeking additional partners to develop our assets

Our condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Atlas Growth Partners – Liquidity, Capital Resources, and Ability to Continue as a Going Concern

AGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations and financing activities, including its private placement offering completed in 2015. AGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted AGP’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on AGP’s liquidity position.

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

Cash Flows

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(776)	$(26,880)
Net cash used in investing activities	—	(23,865)
Net cash (used in) provided by financing activities	(12)	63,033

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

We deconsolidated ARP for financial reporting purposes as of July 27, 2016 (the date of ARP’s Chapter 11 Filings) and therefore our 2017 cash flows will not be comparable to our 2016 cash flows.

Cash Flows From Operating Activities:

The change in cash flows used in operating activities compared with the prior year period was due to:

•	a decrease of $53.7 million of cash paid for interest related to ARP’s debts due to the deconsolidation of ARP on the date of the Chapter 11 Filings;
•

a decrease of $36.7 million of investor capital raised transferred by ARP to the Atlas Eagle Ford 2015 L.P. private drilling partnership for activities directly related to their program in March of 2016;

•	a decrease of $16.8 million in distributions paid to non-controlling interests;
•	a decrease of $1.3 million of cash paid for interest related to our credit agreements; and
•

an increase of $14.1 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production and ARP’s Drilling partnership management revenue activities, and collections net of payments for our royalties, ARP’s Drilling partnership management expense activities, lease operating expenses, gathering, processing and transportation expenses, severance taxes, and general and administrative expenses; partially offset by

•	a decrease of cash settlement receipts of $94.2 million on commodity derivative contracts.

Cash Flows From Investing Activities:

The change in cash flows used in investing activities when compared with the comparable prior year period was primarily due to a decrease of $25.1 million in capital expenditures related to ARP’s and AGP’s drilling activities.

Cash Flows From Financing Activities:

The change in cash flows (used in) provided by financing activities compared with the prior year period was due to:

•	a decrease of $77.5 million in net borrowings under ARP’s credit facilities; partially offset by
•	a $4.3 million decrease in net repayments on our original term loans with Riverstone;
•	a decrease of $5.5 million related to ARP’s senior note repurchases in the first quarter of 2016;
•	a decrease of $2.7 million in net proceeds primarily due to fees related to AGP’s public offering in 2016;
•	a decrease of $1.0 million in distributions paid to preferred unitholders primarily due to the suspension of distributions for the Series A preferred units in the first quarter of 2016; and
•	a decrease of $0.9 million in deferred financing costs and discounts.

Capital Requirements

At June 30, 2017, the capital requirements of our natural gas and oil production primarily consist of expenditures to maintain or increase production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures

As of June 30, 2017, our subsidiaries did not have any commitments for drilling and completion and capital expenditures, excluding acquisitions.

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

CREDIT FACILITIES

As of June 30, 2017, we had not guaranteed any of our subsidiaries’ obligations or debt instruments.

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

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement (defined below), with $35.0 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively. As a result of these transactions, we recognized $6.1 million as a loss on early extinguishment of debt, consisting of the $2.4 million prepayment penalty and $3.7 million of accelerated amortization of deferring financing costs, on our condensed consolidated statement of operations for the six months ended June 30, 2016.  The Third Amendment amended the First Lien Credit Agreement to, among other things:

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2017. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Interest Rate Risk. As of June 30, 2017, we had $91.5 million of outstanding borrowings under our credit agreements. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our condensed consolidated interest expense for the year ending June 30, 2018 by $0.9 million.

Commodity Price Risk. Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the year ending June 30, 2018 of $0.2 million, net of non-controlling interests.

As of June 30, 2017, AGP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)
Crude Oil – Fixed Price Swaps	2017(2)	52,800	$53.416
	2018	74,500	$52.510

(1)	Volumes for crude oil are stated in barrels.
(2)	The production volumes for 2017 include the remaining six months of 2017 beginning July 1, 2017.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

10.1*	Retention Agreement between Atlas Energy Group, LLC and Mark D. Schumacher effective May 23, 2017.

10.2*	Retention Agreement between Atlas Energy Group, LLC and Jeffrey M. Slotterback effective May 15, 2017.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Provided herewith.

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

ATLAS ENERGY GROUP, LLC

Date: August 14, 2017	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chief Executive Officer
Date: August 14, 2017	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer
Date: August 14, 2017	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer