Form 10-Q
period 2017-09-30
Atlas Energy Group, LLC
filed 2017-11-14
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 31,973,122 common units outstanding.

ATLAS ENERGY GROUP, LLC

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations include:

•	actions that we may take in connection with our liquidity needs, including the issuance of equity or the incurrence of cancellation of indebtedness income;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$17,603	$12,009
Accounts receivable	608	835
Current derivative assets	68	—
Prepaid expenses and other	184	40
Total current assets	18,463	12,884
Property, plant and equipment, net	66,054	68,899
Long-term derivative assets	18	—
Other assets, net	20,895	23,293
Total assets	$105,430	$105,076

LIABILITIES AND UNITHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	378	890
Advances from affiliates	13,400	4,147
Current portion of derivative payable	—	284
Accrued interest	31	28
Accrued liabilities	8,465	12,050
Current portion of long-term debt	95,491	81,100
Total current liabilities	117,765	98,499
Long-term derivative liability	—	280
Asset retirement obligations and other	2,967	4,863

Commitments and contingencies (Note 8)

Unitholders’ equity (deficit):
Common unitholders’ equity (deficit)	(85,676)	(115,734)
Series A preferred equity	—	45,148
Warrants	1,868	1,868
	(83,808)	(68,718)
Non-controlling interests	68,506	70,152
Total unitholders’ equity (deficit)	(15,302)	1,434
Total liabilities and unitholders’ equity (deficit)	$105,430	$105,076

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Gas and oil production	$1,731	$21,045	$6,001	$127,420
ARP Drilling Partnerships management	—	11,568	—	25,009
Gain (loss) on mark-to-market derivatives	(449)	9,449	942	(18,188)
Other, net	16	175	879	1,045
Total revenues	1,298	42,237	7,822	135,286

Costs and expenses:
Gas and oil production	476	9,228	1,929	77,454
ARP Drilling Partnerships management	—	9,536	—	18,331
General and administrative	1,860	3,864	3,538	53,779
Depreciation, depletion and amortization	825	12,358	2,823	78,937
Total costs and expenses	3,161	34,986	8,290	228,501

Operating income (loss)	(1,863)	7,251	(468)	(93,215)

Interest expense	(5,478)	(13,712)	(15,201)	(79,004)
Gain (loss) on early extinguishment of debt, net	—	—	—	20,418
Reorganization items, net	—	(21,649)	—	(21,649)
Gain on deconsolidation of Atlas Resource Partners, L.P.	—	46,951	—	46,951
Other loss	—	(5,273)	—	(11,922)
Net income (loss)	(7,341)	13,568	(15,669)	(138,421)
Preferred unitholders’ dividends	—	—	—	(339)
Net loss attributable to non-controlling interests	1,022	23,619	1,646	132,916
Net income (loss) attributable to unitholders’ interests	$(6,319)	$37,187	$(14,023)	$(5,844)

Net income (loss) attributable to unitholders per common unit (Note 2):
Basic	$(0.20)	$1.41	$(0.48)	$(0.22)
Diluted	$(0.20)	$1.00	$(0.48)	$(0.22)
Weighted average common units outstanding (Note 2):
Basic	31,973	26,038	29,288	26,032
Diluted	31,973	36,828	29,288	26,032

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(7,341)	$13,568	$(15,669)	$(138,421)
Other comprehensive loss:
Derivative instruments designated as cash flow hedges:
Reclassification to mark-to-market gains	—	(1,470)	—	(10,540)
Reclassification to gain on deconsolidation of Atlas Resource Partners, L.P..	—	(1,949)	—	(1,949)
Total other comprehensive loss	—	(3,419)	—	(12,489)
Comprehensive income (loss)	(7,341)	10,149	(15,669)	(150,910)
Comprehensive loss attributable to non-controlling interests	1,022	24,765	1,646	141,121
Comprehensive income (loss) attributable to unitholders’ interest	$(6,319)	$34,914	$(14,023)	$(9,789)

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS’ EQUITY (DEFICIT)

(in thousands, except unit data)

(Unaudited)

	Series A Preferred Equity		Common Unitholders’ Equity (Deficit)		Warrants		Non- Controlling	Total Unitholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Interest	(Deficit)
Balance at December 31, 2016	1,805,858	$45,148	26,044,592	$(115,734)	4,668,044	$1,868	$70,152	$1,434
Issuance of units	85,760	2,144	—	(2,144)	—	—	—	—
Net issued and unissued units under incentive plan	—	—	17,226	(1,067)	—	—	—	(1,067)
Conversion of Series A preferred units	(1,891,618)	(47,292)	5,911,304	47,292	—	—	—	—
Net loss	—	—	—	(14,023)	—	—	(1,646)	(15,669)
Balance at September 30, 2017	—	$—	31,973,122	$(85,676)	4,668,044	$1,868	$68,506	$(15,302)

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,669)	$(138,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	2,823	78,937
Gain on early extinguishment of debts, net	—	(20,418)
(Gain) loss on derivatives	(453)	342
Amortization of deferred financing costs and debt discount	488	15,245
Non-cash compensation expense	(1,067)	4,603
Paid-in-kind interest	13,983	7,574
Other loss	—	11,922
Non cash gain on deconsolidation of ARP	—	(46,951)
Distributions paid to non-controlling interests	—	(20,844)
Equity income in unconsolidated companies	(879)	(837)
Distributions received from unconsolidated companies	1,187	1,372
Changes in operating assets and liabilities:
Monetization of ARP’s derivatives	—	243,552
Accounts receivable, prepaid expenses and other	30	65,055
Advances to/from affiliates	9,253	15,562
Accounts payable and accrued liabilities	(4,060)	(40,104)
Net cash provided by operating activities	5,636	176,589
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(27,730)
Other	—	769
Net cash used in investing activities	—	(26,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under term loan facilities	—	(4,250)
Borrowings under ARP’s revolving credit facility	—	135,000
Repayments under ARP’s revolving credit facility	—	(291,191)
ARP senior note repurchases	—	(5,528)
Net proceeds from issuance of our subsidiaries’ units to the public	—	1,746
Dividends to preferred unitholders	—	(1,015)
Deferred financing costs, distribution equivalent rights and other	(42)	(4,137)
Net cash used in financing activities	(42)	(169,375)
Net change in cash and cash equivalents	5,594	(19,747)
Cash and cash equivalents, beginning of year	12,009	31,214
Cash and cash equivalents, end of period	$17,603	$11,467

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

•

A 12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and a 15.9% general partner interest in Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”), the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors. Lightfoot focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. On August 29, 2017, Lightfoot announced a proposed sale transaction. See Note 2 for further disclosures regarding Lightfoot; and

•

A membership interest in the founder shares of Osprey Sponsor, LLC (“Osprey Sponsor”) received in August 2017. Osprey Sponsor is the sponsor of Osprey Energy Acquisition Corp (“Osprey”). We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. See Note 2 for further disclosures regarding Osprey and Osprey Sponsor.

At September 30, 2017, we had 31,973,122 common units issued and outstanding.

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

We determined that ARP (through the Plan Effective Date, as discussed further below) and AGP are variable interest entities (“VIEs”) based on their respective partnership agreements, our power, as the general partner, to direct the activities that most significantly impact each of their respective economic performance, and our ownership of each of their respective incentive distribution rights. Accordingly, we consolidated the financial statements of ARP (until the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP into our condensed consolidated financial statements. Our consolidated VIEs’ operating results and asset balances are presented separately in Note 10 – Operating Segment Information. As the general partner for both ARP (through the Plan Effective Date) and AGP, we have unlimited liability for the obligations of ARP (through the Plan Effective Date) and AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interests in ARP (through the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP are reflected as (income) loss attributable to non-controlling interests in the condensed consolidated statements of operations and as a component of unitholders’ equity on the condensed consolidated balance sheets. All material intercompany transactions have been eliminated.

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

On September 29, 2017, we entered into an agreement with our lenders to extend the maturity date of our first lien credit agreement from September 30, 2017 to December 29, 2017.  In addition to the $41.2 million of indebtedness due on December 29, 2017, we classified the remaining $55.4 million of outstanding indebtedness under our credit agreements as a current liability, based on the uncertainty regarding future covenant compliance. In total, we have $95.5 million of outstanding indebtedness under our credit agreements, which is net of $0.9 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net on our condensed consolidated balance sheet as of September 30, 2017.

We continually monitor capital markets and may make changes to our capital structures from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. For example, we could pursue options such as refinancing or reorganizing our indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address our liquidity concerns and high debt levels. There is no certainty that we will be able to implement any such options, and we cannot provide any assurances that any refinancing or changes to our debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for our stakeholders, including cancellation of debt income (“CODI”) which would be directly allocated to our unitholders and reported on such unitholders’ separate returns. It is possible additional adjustments to our strategic plan and outlook may occur based on market conditions and our needs at that time, which could include selling assets or seeking additional partners to develop our assets.

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

On November 2, 2016, AGP decided to suspend its current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, AGP’s board of directors suspended its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow. Accordingly, these decisions raise substantial doubt about AGP’s ability to continue as a going concern. Management determined that substantial doubt is alleviated through management’s plans to reduce AGP’s general and administrative expenses, the majority of which represent allocations from us.

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

Equity Method Investments

Investment in Titan. At September 30, 2017, we had a 2% Series A Preferred interest in Titan. We account for our investment under the equity method of accounting due to our ability to exercise significant influence over Titan’s operating and financial decisions.  As of September 30, 2017 and December 31, 2016, the net carrying amount of our investment in Titan was $0.2 million and zero, respectively, which was included in other assets, net on our condensed consolidated balance sheets. During the three and nine months ended September 30, 2017 and for the period from the Plan Effective Date to September 30, 2016, we recognized equity method loss of $0.3 million, equity method income of $0.2 million, and equity method loss of $0.2 million, respectively, within other, net on our condensed consolidated statements of operations. On the Plan Effective Date, we recorded our equity method investment of Titan at fair value of $0.6 million, which was recorded in gain on deconsolidation of ARP on our condensed consolidated statements of operations for each of the three and nine months ended September 30, 2016.

Investment in Lightfoot. At September 30, 2017, we had an approximate 12.0% interest in Lightfoot L.P. and an approximate 15.9% interest in Lightfoot G.P., the general partner of Lightfoot L.P. We account for our investment in Lightfoot under the equity method of accounting due to our ability to exercise significant influence over Lightfoot’s operating and financial decisions. As of September 30, 2017 and December 31, 2016, the net carrying amount of our investment in Lightfoot was $18.3 million and $18.7 million, respectively, which was included in other assets, net on our condensed consolidated balance sheets. During the three months ended September 30, 2017 and 2016, we recognized equity method income of $0.2 million and $0.1 million, respectively, within other, net on our condensed consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, we recognized equity method income of $0.7 million and $0.8 million, respectively, within other, net on our condensed consolidated statement of operations. During the three months ended September 30, 2017 and 2016, we received net cash distributions of approximately $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2017 and 2016, we received net cash distributions of approximately $1.2 million and $1.4 million, respectively.

On August 29, 2017, Lightfoot G.P., Lightfoot L.P. and Lightfoot’s subsidiary, Arc Logistics Partners LP (NYSE: ARCX) (“Arc Logistics”), announced that they entered into a Purchase Agreement and Plan of Merger (the “Merger Agreement”) with Zenith Energy U.S., L.P. (together with its affiliates, “Zenith”), a portfolio company of Warburg Pincus, pursuant to which Zenith will acquire Arc Logistics GP LLC (“Arc GP”), the general partner of Arc Logistics (the “GP Transfer”), and all of the outstanding common units of Arc Logistics (the “Merger” and, together with the GP Transfer, the “Proposed Transaction”). Under the terms of the Merger Agreement, Lightfoot L.P. will receive $14.50 per common unit of Arc Logistics in cash for the approximately 5.2 million common units held by it. Lightfoot G.P. will receive $94.5 million for 100% of the membership interests in Arc GP.  We anticipate receiving net proceeds of approximately $21.2 million.

The completion of the Proposed Transaction is subject to a number of closing conditions, including, among others, approval by a majority of the outstanding Arc Logistics common unitholders and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Lightfoot, the owner of Arc GP and approximately 26.8% of the outstanding common units of Arc Logistics, has executed an agreement to vote in support of the Proposed Transaction. Additionally, the Proposed Transaction is subject to (i) the closing of the purchase by Zenith and Lightfoot from EFS Midstream Holdings LLC of certain of the interests in Arc Terminals Joliet Holdings, LLC, which indirectly owns, among other things, a crude oil unloading facility and a 4-mile crude oil pipeline in Joliet, Illinois, and (ii) the closing of the purchase by Zenith of a 5.51646 % interest (and, subject to certain conditions, an additional 4.16154% interest) in Gulf LNG Holdings Group, LLC (“Gulf LNG”), which owns a liquefied natural gas regasification and storage facility in Pascagoula, Mississippi, from LCP LNG Holdings, LLC, a subsidiary of Lightfoot L.P. (“LCP’).

As a result of Lightfoot’s purchase of certain interests in Arc Terminals Joliet Holdings, LLC, we are expected to own 1.8% in Arc Terminals Joliet Holdings, LLC. We anticipate receiving net proceeds of approximately $3.0 million from LCP selling its interest in Gulf LNG, which is subject to certain closing conditions.

The Proposed Transaction is not subject to a financing condition and closing is targeted at the end of the fourth quarter of 2017 or early in the first quarter of 2018. We anticipate that the net proceeds from the Proposed Transaction will be used to repay borrowings under our first lien credit agreement.

In accordance with accounting standards related to the presentation of long-lived assets to be classified as held for sale, we continue to classify Lightfoot as held and used in our condensed financial statements and will continue to do so until the various closing conditions have been satisfied, including approval by a majority of the outstanding Arc Logistics common unitholders and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

Interest in Osprey Sponsor

At September 30, 2017, we have a membership interest in Osprey Sponsor, which is the sponsor of Osprey. We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. On July 26, 2017, Osprey, for which certain of our executives, namely Jonathan Cohen, Edward Cohen and Daniel Herz, serve as CEO, Executive Chairman and President, respectively, consummated its initial public offering. Osprey was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business transaction, one or more operating businesses or assets (a “Business Combination”) that Osprey has not yet identified. The initial public offering, including the overallotment exercised by the underwriters, generated net proceeds of $275 million through the issuance of 27.5 million units, which were contributed to a trust account and are intended to be applied generally toward consummating a Business Combination. Our membership interest in Osprey Sponsor is an allocation of 1,250,000 founder shares, consisting of 1,250,000 shares of Class B common stock of Osprey that are automatically convertible into Class A common stock of Osprey upon the consummation of a Business Combination on a one-for-one basis. Additionally, another 125,000 founder shares have been allocated to our employees other than Messrs. Cohen, Cohen and Herz.

Pursuant to the Osprey Sponsor limited liability company agreement, owners of the founder shares agree to (i) vote their shares in favor of approving a Business Combination, (ii) waive their redemption rights in connection with the consummation of a Business Combination, and (iii) waive their rights to liquidating distributions from the trust account if Osprey fails to consummate a Business Combination. In addition, Osprey Sponsor has agreed to not to transfer, assign or sell any of the founder shares until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the last sales price of Osprey’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after a Business Combination, or earlier, in each case, if subsequent to a Business Combination, Osprey consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of Osprey’s stockholders having the right to exchange their common stock for cash, securities or other property.

We have determined that Osprey Sponsor is a VIE based on its limited liability company agreement. Through our direct interest and indirectly through the interests of our related parties, we have certain characteristics of a controlling financial interest and the power to direct activities that most significantly impact Osprey Sponsor’s economic performance; however, we are not the primary beneficiary. As a result, we do not consolidate Osprey Sponsor but rather apply the equity method of accounting as we, through our direct interest and indirectly through the interests of our related parties, have the ability to exercise significant influence over Osprey Sponsor’s operating and financial decisions. As of September 30, 2017, the net carrying amount of our interest in Osprey Sponsor was zero as our membership interest was received in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey, and we have provided a nominal amount of services to Osprey as of September 30, 2017. During the three and nine months ended September 30, 2017, we did not recognize any equity method income as Osprey Sponsor has no operations.

Rabbi Trust

In 2011, we established an excess 401(k) plan relating to certain executives. In connection with the plan, we established a “rabbi” trust for the contributed amounts. At September 30, 2017 and December 31, 2016, we reflected $2.3 million and $4.1 million, respectively, related to the value of the rabbi trust within other assets, net on our condensed consolidated balance sheets, and recorded corresponding liabilities of $2.3 million and $4.1 million, respectively, as of those same dates, within asset retirement obligations and other on our condensed consolidated balance sheets. During the nine months ended September 30, 2017 and 2016, we distributed $2.1 million and $2.3 million, respectively, to certain executives related to the rabbi trust.

Accrued Liabilities

We had $7.7 million and $10.6 million of accrued payroll and benefit items at September 30, 2017 and December 31, 2016, respectively, which were included within accrued liabilities on our condensed consolidated balance sheets.

Share Based Compensation Plans

For the nine months ended September 30, 2017, 764,900 phantom units under the 2015 Long-Term Incentive Plan (“2015 LTIP”) were forfeited, primarily due to Titan’s completion of the majority of the sale of its Appalachian assets and reductions in workforce, which resulted in a $2.4 million reversal of previously recognized stock compensation expense recorded in general and administrative expenses on our condensed consolidated statements of operation for the nine months ended September 30, 2017.

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

The following is a reconciliation of net income (loss) allocated to the common unitholders for purposes of calculating net income (loss) attributable to common unitholders per unit (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net income (loss)	$(7,341)	$13,568	$(15,669)	$(138,421)
Preferred unitholders’ dividends	—	—	—	(339)
Loss attributable to non-controlling interests	1,022	23,619	1,646	132,916
Net income (loss) attributable to common unitholders	(6,319)	37,187	(14,023)	(5,844)
Less: Net income attributable to participating securities – phantom units(1)	—	(496)	—	—
Net income (loss) utilized in the calculation of net loss attributable to common unitholders per unit – diluted(1)	$(6,319)	$36,691	$(14,023)	$(5,844)

(1)

For the three months ended September 30, 2017, net loss attributable to common unitholder’s ownership interest was not allocated to approximately 34,000 phantom units, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the nine months ended September 30, 2017 and 2016, net loss attributable common unitholder’s ownership interest was not allocated to approximately 82,000 and 322,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common unitholders per unit with those used to compute diluted net loss attributable to common unitholders per unit (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Weighted average number of common units—basic	31,973	26,038	29,288	26,032
Add effect of dilutive incentive awards(1)	—	2,490	—	—
Add effect of dilutive convertible preferred units and warrants(2)	—	8,300	—	—
Weighted average number of common units—diluted	31,973	36,828	29,288	26,032

(1)

For the three months ended September 30, 2017, approximately 2,926,000 phantom units were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive. For the nine months ended September 30, 2017, and 2016, approximately 3,195,000 and 2,623,000 phantom units, respectively, were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

(2)

For each of the three and nine months ended September 30, 2017, and the nine months ended September 30, 2016, our warrants issued in connection with the Second Lien Credit Agreement were excluded from the computation of diluted earnings attributable to common unitholders per unit because the inclusion of such warrants and units would have been anti-dilutive. For each of the three and nine months ended September 30, 2016, our convertible Series A Preferred Units were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such warrants and units would have been anti-dilutive.

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

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. We have made progress on our contract reviews and documentation. Substantially all of our revenue is earned pursuant to agreements under which we have currently interpreted one performance obligation, which is satisfied at a point-in-time. We are currently unable to reasonably estimate the expected financial statement impact; however, we do not believe the new accounting guidance will have a material impact on our financial position, results of operations or cash flows. We intend to adopt the new accounting guidance using the modified retrospective method. The new accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016
Natural gas and oil properties:
Proved properties	$84,619	$84,631
Unproved properties	63,325	63,314
Support equipment and other	3,188	3,188
Total natural gas and oil properties	151,132	151,133
Less – accumulated depreciation, depletion and amortization	(85,078)	(82,234)
	$66,054	$68,899

As of September 30, 2017, we did not have any non-cash investing activity capital expenditures. During the nine months ended September 30, 2016, we recognized $20.6 million of non-cash investing activities capital expenditures, which were reflected within the changes in accounts payable and accrued liabilities on our condensed consolidated statement of cash flows.

We capitalized interest on ARP’s borrowed funds related to capital projects only for periods that activities were in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP were 6.3% and 6.6% for the three and nine months ended September 30, 2016, respectively. The aggregate amount of interest capitalized by ARP was $0.6 million and $5.4 million for the three and nine months ended September 30, 2016, respectively.

For the three and nine months ended September 30, 2016, we recorded $0.6 million and $4.0 million, respectively, of ARP’s accretion expense related to asset retirement obligations within depreciation, depletion and amortization in our condensed consolidated statements of operations.

NOTE 4—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2017	2016
First Lien Credit Agreement	$41,172	$37,962
Second Lien Credit Agreement	55,366	44,593
Debt discount, net of accumulated amortization of $934 and $623	(934)	(1,244)
Deferred financing costs, net of accumulated amortization of $2,677 and $2,538, respectively	(113)	(211)
Total debt, net	95,491	81,100
Less current maturities	(95,491)	(81,100)
Total long-term debt, net	$—	$—

Cash Interest. Cash payments for interest were $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.7 million and $55.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement (defined below), with $35.0 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively. As a result of these transactions, we recognized $6.1 million as a loss on early extinguishment of debt, consisting of the $2.4 million prepayment penalty and $3.7 million of accelerated amortization of deferring financing costs, on our condensed consolidated statement of operations for the nine months ended September 30, 2016. The Third Amendment amended the First Lien Credit Agreement to, among other things:

•	provide the ability for us and the Borrower to enter into the new Second Lien Credit Agreement (defined below);
•

shorten the maturity date of the First Lien Credit Agreement to September 30, 2017, subject to an optional extension to September 30, 2018 by the Borrower, assuming certain conditions are met, including a First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) of not more than 6:00 to 1:00 and a 5% extension fee. On September 29, 2017, we entered into a further amendment to extend the maturity date of our First Lien Credit Agreement to December 29, 2017;

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

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement. The Second Lien Credit Agreement also has an unamortized discount of $0.9 million as of September 30, 2017, related to the 4,668,044 warrants issued in connection with the Second Lien Credit Agreement.

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

In addition to the $41.2 million of amounts outstanding under our First Lien Credit Agreement due on December 29, 2017, we classified the $55.4 million of amounts outstanding our Second Lien Credit Agreement as a current liability, based on the uncertainty regarding future covenant compliance. In total, we have $95.5 million of outstanding indebtedness under our credit agreements, which is net of $0.9 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net on our condensed consolidated balance sheet as of September 30, 2017.

NOTE 5—DERIVATIVE INSTRUMENTS

We use a number of different derivative instruments, principally swaps and options, in connection with our commodity price risk management activities. We do not apply hedge accounting to any of our derivative instruments. As a result, gains and losses associated with derivative instruments are recognized in earnings.

We enter into commodity future option contracts to achieve more predictable cash flows by hedging our exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. Natural gas liquids fixed price swaps are priced based on a WTI crude oil index, while ethane, propane, butane and iso butane contracts are based on the respective Mt. Belvieu price. These contracts were recorded at fair value.

On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2). The following table summarizes the commodity derivative activity and presentation in our condensed consolidated statement of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Portion of settlements associated with gains previously recognized within accumulated other comprehensive income, net of prior year offsets(1)	$—	$1,470	$—	$10,540
Portion of settlements attributable to subsequent mark—to—market gains(2)	137	3,610	292	88,875
Total cash settlements on commodity derivative contracts	$137	$5,080	$292	$99,415

Gain (loss) recognized on cash settlement(3)	$(53)	$9,510	$489	$(17,846)
Gain (loss) recognized on open derivative contracts(3)	(396)	(61)	453	(342)
Gain (loss) on mark-to-market derivatives	$(449)	$9,449	$942	$(18,188)

(1)	Recognized in gas and oil production revenue.
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

The following table summarizes the gross fair values of AGP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated (in thousands):

Offsetting Derivatives as of September 30, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$170	$(102)	$68
Long-term portion of derivative assets	33	(15)	18
Total derivative assets	$203	$(117)	$86

Current portion of derivative liabilities	$(102)	$102	$—
Long-term portion of derivative liabilities	(15)	15	—
Total derivative liabilities	$(117)	$117	$—

Offsetting Derivatives as of December 31, 2016
Current portion of derivative assets	$97	$(97)	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$97	$(97)	$—

Current portion of derivative liabilities	$(381)	$97	$(284)
Long-term portion of derivative liabilities	(280)	—	(280)
Total derivative liabilities	$(661)	$97	$(564)

At September 30, 2017, AGP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)	Fair Value Asset
				(in thousands)(2)
Crude Oil – Fixed Price Swaps	2017(3)	26,100	$53.517	$46
	2018	74,500	$52.510	$40
			AGP’s net assets	86

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward West Texas Intermediate (“WTI”) crude oil prices, as applicable.
(3)	The production volumes for 2017 include the remaining three months of 2017 beginning October 1, 2017.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We use a market approach fair value methodology to value our outstanding derivative contracts and financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into the three level hierarchy (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. As of September 30, 2017 and December 31, 2016, all of our derivative financial instruments were classified as Level 2.

Information for our financial instruments measured at fair value were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2017
Assets, gross
Rabbi trust	$2,312	$—	$—	$2,312
AGP Commodity swaps	—	203	—	203
Total assets, gross	2,312	203	—	2,515
Liabilities, gross
AGP Commodity swaps	—	(117)	—	(117)
Total derivative liabilities, gross	—	(117)	—	(117)
Total assets, fair value, net	$2,312	$86	$—	$2,398
As of December 31, 2016
Assets, gross
Rabbi trust	$4,208	$—	$—	$4,208
AGP Commodity swaps	—	97	—	97
Total assets, gross	4,208	97	—	4,305
Liabilities, gross
AGP Commodity swaps	—	(661)	—	(661)
Total derivative liabilities, gross	$—	(661)	—	(661)
Total assets, fair value, net	$4,208	$(564)	$—	$3,644

Other Financial Instruments

Our other current assets and liabilities on our condensed consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair value of our debt at September 30, 2017 approximated its carrying value of $96.5 million, which consisted of our First Lien Credit Agreement and Second Lien Credit Agreement that bear interest at variable rates and are categorized as Level 1 values.

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

Relationship with Titan. Other than its named executive officers, Titan does not directly employ any persons to manage or operate its business. These functions were provided by employees of us and/or our affiliates. On September 1, 2016, Titan entered into a Delegation of Management Agreement (the “Delegation Agreement”) with Titan Management, our wholly owned subsidiary. Pursuant to the Delegation Agreement, Titan has delegated to Titan Management all of Titan’s rights and powers to manage and control the business and affairs of Titan Energy Operating, LLC (“Titan Operating”), a wholly owned subsidiary of Titan. However, Titan’s board of directors retains management and control over certain non-delegated duties.  In addition, Titan also entered into an Omnibus Agreement (the “Omnibus Agreement”) dated September 1, 2016 with Titan Management, Atlas Energy Resource Services, Inc. (“AERS”), our wholly owned subsidiary, and Titan Operating. Pursuant to the Omnibus Agreement, Titan Management and AERS will provide Titan and Titan Operating with certain financial, legal, accounting, tax advisory, financial advisory and engineering services (including cash management services) and Titan and Titan Operating will reimburse Titan Management and AERS for their direct and allocable indirect expenses incurred in connection with the provision of the services, subject to certain approval rights in favor of Titan’s Conflicts Committee. As of September 30, 2017 and December 31, 2016, we had payables of $13.3 million and $3.3 million to Titan related to the timing of funding cash accounts related to general and administrative expenses, such as payroll and benefits, which was recorded in advances from affiliates in our condensed consolidated balance sheets.

Relationship with AGP. AGP does not directly employ any persons to manage or operate its business. These functions are provided by employees of us and/or our affiliates. Atlas Growth Partners, GP, LLC (“AGP GP”) receives an annual management fee in connection with its management of AGP equivalent to 1% of capital contributions per annum. During each of the three months ended September 30, 2017 and 2016, AGP paid a management fee of $0.6 million, and during each of the nine months ended September 30, 2017 and 2016, AGP paid a management fee of $1.7 million. We charge direct costs, such as salary and wages, and allocate indirect costs, such as rent for offices, to AGP by us based on the number of its employees who devoted their time to activities on its behalf. AGP reimburses us at cost for direct costs incurred on its behalf. AGP reimburses all necessary and reasonable indirect costs allocated by the general partner.

Relationship with Osprey Sponsor. We received our membership interest in Osprey Sponsor in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey, for which we will be reimbursed at cost. We have provided a nominal amount of services to Osprey as of September 30, 2017.

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

During the quarter ended June 30, 2016, ARP recorded $7.2 million and $12.4 million of gas and oil properties and asset retirement obligations, respectively, transferred to ARP as a result of certain Drilling Partnership liquidations. The gas and oil properties and asset retirement obligations were recorded at their fair values on the respective dates of the Drilling Partnerships’ liquidation and transfer to ARP (see Note 6) and resulted in a non-cash loss of $6.2 million, net of liquidation and transfer adjustments, for the three and nine months ended September 30, 2016, which was recorded in other income/(loss) in the condensed consolidated statements of operations.

AGP’s Relationship with Titan. At our direction, AGP reimburses Titan for direct costs, such as salaries and wages, charged to AGP based on our employees who incurred time to activities on AGP’s behalf and indirect costs, such as rent and other general and administrative costs, allocated to AGP based on the number of our employees who devoted their time to activities on AGP’s behalf. As of September 30, 2017 and December 31, 2016, AGP had payables of $0.1 million and $0.8 million, respectively to Titan related to the direct costs, indirect cost allocation, and timing of funding of cash accounts, which was recorded in advances from affiliates in the condensed consolidated balance sheets.

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

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain environmental expenditures. We had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of September 30, 2017 and December 31, 2016.

NOTE 9—CASH DISTRIBUTIONS

Our Cash Distributions. We have a cash distribution policy under which we distribute, within 50 days following the end of each calendar quarter, all of our available cash (as defined in our limited liability company agreement) for that quarter to our unitholders. However, as a result of the First Lien Credit Agreement and Second Lien Credit Agreement entered into on March 30, 2016 (see Note 4), we are prohibited from paying cash distributions on our units. Prior to these amendments, during the nine months ended September 30, 2016, we paid a distribution of $1.0 million to our Class A preferred unitholders.

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

AGP Cash Distributions. During the nine months ended September 30, 2016, AGP paid a distribution of $12.2 million to common limited partners ($0.1750 per unit per quarter) and $0.3 million to the general partner’s Class A units ($0.1750 per unit per quarter). On November 2, 2016, AGP’s Board of Directors determined to suspend its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Atlas Resource Partners:
Revenues(1)	$—	$39,198	$—	$125,582
Operating costs and expenses	—	(18,391)	—	(134,718)
Depreciation, depletion and amortization expense	—	(8,460)	—	(67,513)
Interest expense	—	(9,224)	—	(68,883)
Gain on early extinguishment of debt	—	—	—	26,498
Reorganization items, net	—	(21,649)	—	(21,649)
Other income (loss)	—	24	—	(6,625)
Segment loss	$—	$(18,502)	$—	$(147,308)
Atlas Growth Partners:
Revenues(1)	$1,282	$2,918	$6,943	$8,911
Operating costs and expenses	(1,518)	(3,274)	(5,830)	(10,198)
Depreciation, depletion and amortization expense	(825)	(3,898)	(2,823)	(11,424)
Other loss	—	(5,297)	—	(5,297)
Segment loss	$(1,061)	$(9,551)	$(1,710)	$(18,008)
Corporate and other:
Revenues	$16	$121	$879	$793
General and administrative(2)	(818)	(963)	363	(4,648)
Interest expense	(5,478)	(4,488)	(15,201)	(10,121)
Loss on early extinguishment of debt	—	—	—	(6,080)
Gain on deconsolidation of Atlas Resource Partners, L.P.	—	46,951	—	46,951
Segment income (loss)	$(6,280)	$41,621	$(13,959)	$26,895
Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Atlas Resource Partners	$—	$(18,502)	$—	$(147,308)
Atlas Growth Partners	(1,061)	(9,551)	(1,710)	(18,008)
Corporate and other	(6,280)	41,621	(13,959)	26,895
Net income (loss)	$(7,341)	$13,568	$(15,669)	$(138,421)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Resource Partners(1)	$—	$39,198	$—	$125,582
Atlas Growth Partners(1)	1,282	2,918	6,943	8,911
Corporate and other	16	121	879	793
Total revenues	$1,298	$42,237	$7,822	$135,286
Capital expenditures:
Atlas Resource Partners	$—	$2,335	$—	$21,155
Atlas Growth Partners	—	248	—	6,575
Total capital expenditures	$—	$2,583	$—	$27,730

	September 30,	December 31,
	2017	2016
Balance sheet:
Total assets:
Atlas Growth Partners	$74,976	$78,500
Corporate and other	30,454	26,576
Total assets	$105,430	$105,076

1)	Revenues include respective portions of gains (losses) on mark—to—market derivatives.
2)

As disclosed in Note 2, for the nine months ended September 30, 2017, 764,900 phantom units under the 2015 LTIP were forfeited, primarily due to Titan’s completion of the majority of the sale of its Appalachian assets and reductions in workforce, which resulted in a $2.4 million reversal of previously recognized stock compensation expense recorded in general and administrative expenses on our condensed consolidated statements of operations for the nine months ended September 30, 2017.

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

•

A 12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and a 15.9% general partner interest in Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”), the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors. Lightfoot focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. On August 29, 2017, Lightfoot announced a proposed sale transaction. Please see “Recent Developments—Lightfoot Transaction” for further disclosures regarding Lightfoot; and

•

A membership interest in the founder shares of Osprey Sponsor, LLC (“Osprey Sponsor”) received in August 2017. Osprey Sponsor is the sponsor of Osprey Energy Acquisition Corp (“Osprey”). We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. Please see “Recent Developments – Osprey Sponsor Interest” for further disclosures regarding Osprey.

Our cash flows and liquidity are substantially dependent upon AGP’s annual management fee and distributions from AGP, Lightfoot, and Titan. Neither AGP nor Titan are currently paying distributions. Though we consolidate the operations of AGP (and, prior to July 27, 2016, we consolidated the operations of ARP) for financial reporting purposes, AGP’s annual management fee and distributions from Lightfoot are currently our only sources of liquidity to satisfy our obligations under our credit agreements. In addition, the obligations under our first lien credit agreement mature in September 2017. As a result, we continue to face significant liquidity issues and are currently considering, and are likely to make, changes to our capital structure to maintain sufficient liquidity, meet our debt obligations and strengthen our balance sheet. Please see “Liquidity and Ability to Continue as a Going Concern” for additional disclosures.

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

LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in AGP, Lightfoot, and Titan and AGP’s annual management fee. However, neither Titan nor AGP is currently paying distributions. Our primary cash requirements, in addition to normal operating expenses, are for debt service and capital expenditures. In addition, the obligations under our first lien credit agreement mature in December 2017. Accordingly, our sources of liquidity are currently not sufficient to satisfy our obligations under our credit agreements.

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern. If we are unable to remain in compliance with the covenants under our credit agreements, absent relief from our lenders, we may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under our credit agreements could elect to declare all amounts outstanding immediately due and payable and could terminate all commitments to extend further credit. If an event of default occurs, we will not have sufficient liquidity to repay all of our outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern.

On September 29, 2017, we entered into an agreement with our lenders to extend the maturity date of our first lien credit agreement from September 30, 2017 to December 29, 2017. In addition to the $41.2 million of indebtedness due on December 29, 2017, we classified the remaining $55.4 million of outstanding indebtedness under our credit agreements as a current liability, based on the uncertainty regarding future covenant compliance. In total, we have $95.5 million of outstanding indebtedness under our credit agreements, which is net of $0.9 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net within our condensed consolidated balance sheet as of September 30, 2017.

We continually monitor capital markets and may make changes from time to time to our capital structures, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. For example, we could pursue options such as refinancing or reorganizing our indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address our liquidity concerns and high debt levels. There is no certainty that we will be able to implement any such options, and we cannot provide any assurances that any refinancing or changes to our  debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for our stakeholders, including cancellation of debt income (“CODI”) which would be directly allocated to our unitholders and reported on such unitholders’ separate returns. It is possible additional adjustments to our strategic plan and outlook may occur based on market conditions and our needs at that time, which could include selling assets or seeking additional partners to develop our assets

Our condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material.

RECENT DEVELOPMENTS

Credit Agreement Maturity Date Extension. On September 29, 2017, we entered into an agreement with our lenders to extend the maturity date of our first lien credit agreement from September 30, 2017 to December 29, 2017.

Lightfoot Transaction. On August 29, 2017, Lightfoot G.P. and Lightfoot L.P. and Lightfoot’s subsidiary, Arc Logistics Partners LP (NYSE: ARCX) (“Arc Logistics”), announced that they entered into a Purchase Agreement and Plan of Merger (the “Merger Agreement”) with Zenith Energy U.S., L.P. (together with its affiliates, “Zenith”), a portfolio company of Warburg Pincus, pursuant to which Zenith will acquire Arc Logistics GP LLC (“Arc GP”), the general partner of the Arc Logistics (the “GP Transfer”), and all of the outstanding common units of Arc Logistics (the “Merger” and, together with the GP Transfer, the “Proposed Transaction”) Under the terms of the Merger Agreement, LCP LP will receive $14.50 per common unit of Arc Logistics in cash for the approximately 5.2 million common units held by it. LCP GP will receive $94.5 million for 100% of the membership interests in Arc GP. We anticipate receiving net proceeds of approximately $21.2 million.

The completion of the Proposed Transaction is subject to a number of closing conditions, including, among others, approval by a majority of the outstanding Arc Logistics common unitholders and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Lightfoot, the owner of Arc GP and approximately 26.8% of the outstanding common units of Arc Logistics, has executed an agreement to vote in support of the Proposed Transaction. Additionally, the Proposed Transaction is subject to (i) the closing of the purchase by Zenith and Lightfoot from EFS Midstream Holdings LLC of certain of the interests in Arc Terminals Joliet Holdings, LLC, which indirectly owns, among other things, a crude oil unloading facility and a 4-mile crude oil pipeline in Joliet, Illinois, and (ii) the closing of the purchase by Zenith of a 5.51646 % interest (and, subject to certain conditions, an additional 4.16154% interest) in Gulf LNG Holdings Group, LLC (“Gulf LNG”), which owns a liquefied natural gas regasification and storage facility in Pascagoula, Mississippi, from LCP LNG Holdings, LLC, a subsidiary of Lightfoot L.P. (“LCP”).

As a result of Lightfoot’s purchase of certain interests in Arc Terminals Joliet Holdings, LLC, we are expected to own 1.8% in Arc Terminals Joliet Holdings, LLC. We anticipate receiving net proceeds of approximately $3.0 million from LCP selling its interest in Gulf LNG, which is subject to certain closing conditions.

The Proposed Transaction is not subject to a financing condition and closing is targeted at the end of the fourth quarter of 2017 or early in the first quarter of 2018. We anticipate that the net proceeds from the Proposed Transaction will be used to repay borrowings under our first lien credit agreement. The Proposed Transaction may result in capital gains that would be allocated to our unitholders and reported on such unitholders’ separate returns (see Item 1A – Risk Factors for additional information).

In accordance with accounting standards related to the presentation of long-lived assets to be classified as held for sale, we continue to classify Lightfoot as held and used in our condensed financial statements and will continue to do so until the various closing conditions have been satisfied, including approval by a majority of the outstanding Arc Logistics common unitholders and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Osprey Sponsor Interest. In August 2017, we received a membership interest in Osprey Sponsor, which is the sponsor of Osprey. We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. On July 26, 2017, Osprey, for which certain of our executives, namely Jonathan Cohen, Edward Cohen, and Daniel Herz serve as CEO, Executive Chairman, and President, respectively consummated its initial public offering.  Osprey was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business transaction, one or more operating businesses or assets (a “Business Combination”) that Osprey has not yet identified.  The initial public offering, including the overallotment exercised by the underwriters, generated net proceeds of $275 million through the issuance of 27.5 million units, which were contributed to a trust account and are intended to be applied generally toward consummating a Business Combination. Our membership interest in Osprey Sponsor is an allocation of 1,250,000 founder shares, consisting of 1,250,000 shares of Class B common stock of Osprey that are automatically convertible into Class A common stock of Osprey upon the consummation of a Business Combination on a one-for-one basis. Additionally, another 125,000 founder shares have been allocated to our employees other than Messrs. Cohen, Cohen and Herz.

FINANCIAL PRESENTATION

Our condensed consolidated financial statements contain our accounts and those of our consolidated subsidiaries as of September 30, 2017. We determined that ARP (through the Plan Effective Date, as discussed further below) and AGP are variable interest entities (“VIEs”) based on their respective partnership agreements, our power, as the general partner, to direct the activities that most significantly impact each of their respective economic performance, and our ownership of each of their respective incentive distribution rights. Accordingly, we consolidated the financial statements of ARP (until the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP into our condensed consolidated financial statements. As the general partner for both ARP (through the Plan Effective Date) and AGP, we have unlimited liability for the obligations of ARP (through the Plan Effective Date) and AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interests in ARP (through the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP are reflected as (income) loss attributable to non-controlling interests in the condensed consolidated statements of operations and as a component of unitholders’ equity on the condensed consolidated balance sheets. All material intercompany transactions have been eliminated.

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

We have determined that Osprey Sponsor is a VIE based on its limited liability company agreement. Through our direct interest and indirectly through the interests of our related parties, we have certain characteristics of a controlling financial interest and the power to direct activities that most significantly impact Osprey Sponsor’s economic performance; however, we are not the primary beneficiary. As a result, we do not consolidate Osprey Sponsor but rather apply the equity method of accounting as we, through our direct interest and indirectly through the interests of our related parties, have the ability to exercise significant influence over Osprey Sponsor’s operating and financial decisions. As of September 30, 2017, the net carrying amount of our interest in Osprey Sponsor was zero as our membership interest was received in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey, and we have provided a nominal amount of services to Osprey as of September 30, 2017. During the three and nine months ended September 30, 2017, we did not recognize any equity method income as Osprey Sponsor has no operations.

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

For additional information, please see “Liquidity and Ability to Continue as a Going Concern.”

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

Production Profile. Currently, our gas and oil production revenues and expenses consist of our gas and oil production activities derived from our wells drilled in the Eagle Ford, Marble Falls and Mississippi Lime plays. We have established production positions in the following operating areas:

•	the Eagle Ford Shale in southern Texas, an oil-rich area, in which we acquired acreage in November 2014, represents over ninety percent of our operations;
•	the Marble Falls play in the Fort Worth Basin in northern Texas, in which we own acreage and producing wells, contains liquids rich natural gas and oil; and
•	the Mississippi Lime play in northwestern Oklahoma, an oil and NGL-rich area.

The following table presents the number of wells our subsidiaries drilled and the number of wells our subsidiaries turned in line, both gross and for our respective interests, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017(1)	2016(1)	2017(1)	2016(1)

Gross wells drilled(4)	—	—	—	—
Net wells drilled(2)	—	—	—	—
Gross wells turned in line(3)	—	—	—	2
Net wells turned in line(2)(3)	—	—	—	2

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

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Production:(1)
Atlas Resource Partners: (2)
Natural gas (MMcf)	—	4,836	—	39,360
Oil (MBbls)	—	106	—	900
NGLs (MBbls)	—	56	—	487
Total (MMcfe)	—	5,807	—	47,682
Atlas Growth Partners:
Natural gas (MMcf)	27	39	86	122
Oil (MBbls)	33	61	113	242
NGLs (MBbls)	5	7	15	21
Total (MMcfe)	255	445	856	1,702
Total production: (2)
Natural gas (MMcf)	27	4,874	86	39,482
Oil (MBbls)	33	166	113	1,141
NGLs (MBbls)	5	63	15	509
Total (MMcfe)	255	6,252	856	49,384
Production per day:(1)
Atlas Resource Partners: (2)
Natural gas (Mcfd)	—	52,561	—	143,650
Oil (Bpd)	—	1,148	—	3,284
NGLs (Bpd)	—	612	—	1,778
Total (Mcfed)	—	63,122	—	174,021
Atlas Growth Partners:
Natural gas (Mcfd)	299	422	316	445
Oil (Bpd)	359	661	415	883
NGLs (Bpd)	52	75	55	78
Total (Mcfed)	2,770	4,833	3,134	6,213
Total production per day: (2)
Natural gas (Mcfd)	299	52,983	316	144,095
Oil (Bpd)	359	1,809	415	4,167
NGLs (Bpd)	52	687	55	1,856
Total (Mcfed)	2,770	67,955	3,134	180,234

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Atlas Resource Partners: (1)
Natural gas revenue	$—	$15,146	$—	$74,320
Oil revenue	—	2,358	—	38,628
NGLs revenue	—	749	—	5,194
Total revenues	$—	$18,253	$—	$118,142
Atlas Growth Partners:
Natural gas revenue	$74	$108	$252	$269
Oil revenue	1,559	2,586	5,467	8,740
NGLs revenue	98	98	282	269
Total revenues	$1,731	$2,792	$6,001	$9,278
Total production revenues: (1)
Natural gas revenue	$74	15,254	$252	$74,589
Oil revenue	1,559	4,944,	5,467	47,368
NGLs revenue	98	847	282	5,463
Total revenues	$1,731	$21,045	$6,001	$127,420

Average sales price:
Atlas Resource Partners: (1)
Natural gas (per Mcf)
Total realized price, after hedge(2)(3)	$—	$3.55	$—	$3.47
Total realized price, before hedge(2)	$—	$2.50	$—	$1.83
Oil (per Bbl):
Total realized price, after hedge(3)	$—	$42.34	$—	$74.75
Total realized price, before hedge	$—	$42.34	$—	$36.31
NGLs (per Bbl):
Total realized price(3)	$—	$13.30	$—	$10.66
Atlas Growth Partners:
Natural gas (per Mcf):
Total realized price	$2.69	$2.78	$2.92	$2.20
Oil (per Bbl):
Total realized price, after hedge(3)	$51.30	$42.80	$50.88	$37.09
Total realized price, before hedge	$47.16	$42.56	$48.30	$36.12
NGLs (per Bbl):
Total realized price	$20.30	14.28	$18.79	$12.58

Production costs (per Mcfe):
Atlas Resource Partners: (1)
Lease operating expenses(4)	$—	$1.13	$—	$1.20
Production taxes	—	0.23	—	0.19
Transportation and compression	—	0.19	—	0.23
Total production costs per Mcfe	$—	$1.55	$—	$1.62
Atlas Growth Partners:
Lease operating expenses	$1.33	$0.79	$1.70	$0.85

Production taxes	0.48	0.30	0.50	0.26
Transportation and compression	0.05	0.14	0.05	0.11
Total production costs per Mcfe	$1.86	$1.23	$2.25	$1.22
Total production costs: (1)
Lease operating expenses(4)	$1.33	$1.11	$1.70	$1.18
Production taxes	0.48	0.23	0.50	0.19
Transportation and compression	0.05	0.19	0.05	0.23
Total production costs per Mcfe	$1.86	$1.53	$2.25	$1.60
(1)	We deconsolidated ARP for financial reporting purposes as of July 27, 2016 (the date of ARP’s Chapter 11 Filings) and therefore our 2016 results will not be comparable to our 2017 results.
(2)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for the three and nine months ended September 30, 2016. Including the effect of this subordination, ARP’s average realized gas sales price was $2.74 per Mcf ($3.95 per Mcf before the effects of financial hedging) and $3.41 per Mcf ($1.66 per Mcf before the effects of financial hedging) for the three and nine months ended September 30, 2016, respectively.

(3)

Includes the impact of $0.1 million of cash settlements for the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2017 and 2016, on AGP’s oil derivative contracts which were entered into subsequent to our decision to discontinue hedge accounting beginning on January 1, 2015. Includes the impact of cash settlements on ARP’s commodity derivative contracts not previously included within accumulated other comprehensive income following ARP’s decision to de-designate hedges beginning on January 1, 2015. Cash settlements on ARP’s commodity derivative contracts excluded from production revenues consisted of $4.1 million for natural gas for the three months ended September 30, 2016, and $62.6 million for natural gas and $26.5 million for oil for the nine months ended September 30, 2016.

(4)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for the three and nine months ended September 30, 2016. Including the effects of these costs, ARP’s total lease operating expenses per Mcfe were $1.07 per Mcfe ($1.49 per Mcfe for total production costs) and $1.16 per Mcfe ($1.58 per Mcfe for total production costs) for the three and nine months ended September 30, 2016, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.11 per Mcfe ($1.53 per Mcfe for total production costs) and $1.15 per Mcfe ($1.56 per Mcfe for total production costs) for the three and nine months ended September 30, 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Gas and oil production revenues	$1,731	$21,045	$6,001	$127,420
Gas and oil production costs	$(476)	$(9,228)	$(1,929)	$(77,454)

Our production revenues were lower in the current quarter as a result of a $18.3 million decrease in ARP’s revenues due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, and a $1.1 million decrease in AGP’s revenues attributable to production from AGP’s Eagle Ford operations, primarily related to lower oil volumes as a result of natural production decline in the current period.

Our production revenues were lower in the nine months ended September 30, 2017 as a result of a $118.1 million decrease in ARP’s revenues due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, and a $3.3 million decrease in AGP’s revenues attributable to production from AGP’s Eagle Ford operations, primarily related to two wells turned in line in the prior period resulting in lower volumes as a result of natural production decline in the current period.

Our production costs were lower in the current quarter as a result of a $8.7 million decrease in ARP’s gas and oil production costs due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, and a $0.1 million in decrease in AGP’s gas and oil production costs attributable to fewer wells turned in line in AGP’s Eagle Ford operations.

Our production costs were lower in the nine months ended September 30, 2017 as a result of a $75.4 million decrease in ARP’s gas and oil production costs due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, and a $0.2 million decrease in AGP’s gas and oil production costs attributable to fewer wells turned in line in AGP’s Eagle Ford operations.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
ARP’s Drilling Partnership management revenues	$—	$11,568	$—	$25,009
ARP’s Drilling Partnership management expenses	—	(9,536)	—	(18,331)
ARP’s Drilling Partnership management gross profit margin	$—	$2,032	$—	$6,678

Other Revenues and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$(449)	$9,449	$942	$(18,188)
Other, net	16	175	879	1,045

Other Expenses
General and administrative:
Atlas Energy Group	$818	$963	$(363)	$4,648
Atlas Growth Partners	1,042	2,726	3,901	8,118
Atlas Resource Partners	—	175	—	41,013
Total general and administrative	$1,860	$3,864	$3,538	$53,779
Depreciation, depletion and amortization:
Atlas Growth Partners	$825	$3,898	$2,823	$11,424
Atlas Resource Partners	—	8,460	—	67,513
Total depreciation, depletion and amortization	$825	$12,358	$2,823	$78,937
Interest expense:
Atlas Energy Group	$5,478	$4,488	$15,201	$10,121
Atlas Resource Partners	—	9,224	—	68,883
Total interest expense	$5,478	$13,712	$15,201	$79,004
(Gain) loss on extinguishment of debts, net:
Atlas Energy Group	$—	$—	$—	$6,080
Atlas Resource Partners	—	—	—	(26,498)
Total (gain) loss on extinguishment of debts, net	$—	$—	$—	$(20,418)
Reorganization items, net – Atlas Resource Partners	—	$21,649	—	$21,649
Gain on deconsolidation of Atlas Resource Partners, L.P.	—	46,951	—	46,951
Other income (loss)			—
Atlas Growth Partners	—	5,297	—	5,297
Atlas Resource Partners	—	(24)	—	6,625
Total other loss	—	$5,273	—	$11,922
Loss attributable to non-controlling interests	1,022	23,619	1,646	132,916

Gain (Loss) on Mark-to-Market Derivatives. We recognize changes in the fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized losses during the three and nine months ended September 30, 2017 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end. In addition, we deconsolidated ARP as of July 27, 2016, which resulted in a decrease of $9.3 million and an increase of $17.8 million from the three and nine months ended September 30, 2017, respectively, and affects the comparability of the periods presented.

Other, net. Our other, net revenues were lower in the current quarter and nine months ended September 30, 2017 as a result of a decrease in equity method income related to our 2% Series A Preferred interest in Titan.

General and Administrative. Our $0.1 million decrease in general and administrative expenses in the current quarter was due to a $0.5 million decrease in stock compensation expense related to the forfeiture of employee awards due to Titan’s completion of the majority of the sale of its Appalachian assets and reductions in workforce, partially offset by a $0.2 million increase in salaries and wages and a $0.2 million increase in other corporate activities. ARP’s $0.2 million decrease in general and administrative expenses in the current quarter was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s decrease in general and administrative expenses in the current quarter was due to a $1.7 million decrease in salaries, wages and other corporate activity costs allocated by us to AGP as a result of the suspension of AGP’s current primary offering efforts and AGP’s management’s plan to reduce general and administrative expenses.

Our $5.0 million decrease in general and administrative expenses in the nine months ended September 30, 2017, was due to a $4.6 million decrease in stock compensation expense related to the forfeiture of employee awards due to Titan’s completion of the majority of sale of its Appalachian assets and reductions in workforce, a $0.7 million decrease in non-recurring transaction costs, and a $0.1 million decrease in other corporate activities, partially offset by a $0.4 million increase in salaries and wages. ARP’s $41.0 million decrease in general and administrative expenses in the nine months ended September 30, 2017 was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s decrease in general and administrative expenses in the nine months ended September 30, 2017 was due to a $4.2 million decrease in salaries, wages and other corporate activity costs allocated by us to AGP as a result of the suspension of AGP’s current primary offering efforts and AGP’s management’s plan to reduce general and administrative expenses.

Depreciation, Depletion and Amortization. ARP’s decrease in depreciation, depletion and amortization in the current quarter and the nine months ended September 30, 2017 was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s decrease in depreciation, depletion and amortization in the current quarter and the nine months ended September 30, 2017 was primarily due to decreases of $3.1 million and $8.6 million, respectively, in AGP’s depletion expense due to impairments of AGP’s proved oil and gas properties in its Eagle Ford operating area recorded in the fourth quarter of 2016, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of its undeveloped properties.

Interest Expense. The increase in our interest expense in the current quarter primarily consisted of a $1.1 million increase of paid-in-kind interest on our credit agreements. ARP’s $9.2 million decrease in interest expense in the current quarter was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented.

The increase in our interest expense in the nine months ended September 30, 2017 consisted of a $6.4 million increase of paid-in-kind interest on our credit agreements, partially offset by a $1.2 million decrease in interest on the original term loans with Riverstone and a $0.2 million decrease in amortization of our deferred financing costs. ARP’s $68.9 million decrease in interest expense in the nine months ended September 30, 2017 was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented.

Gain (Loss) on Early Extinguishment of Debt. The decrease in our loss on early extinguishment of debt in the nine months ended September 30, 2017 was due to $3.7 million of accelerated amortization of deferred financing costs and $2.4 million of prepayment penalties related to the restructuring of our original term loans with Riverstone in the first quarter of 2016. ARP’s $26.5 million decrease in gain on early extinguishment of debt was related to the repurchase of a portion of ARP’s senior notes in the first quarter of 2016.

Reorganization Items, Net. The $21.6 million in ARP’s reorganization items, net for the three and nine months ended September 30, 2016 represented incremental costs incurred as a result of ARP’s Chapter 11 Filings.

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

Other loss. AGP’s $5.3 million loss for the three and nine months ended September 30, 2016 was due to AGP’s $5.3 million write-off of issuer costs related to its decision to suspend its primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. ARP’s $6.6 million loss for the nine months ended September 30, 2016 represents a non-cash loss, net of consolidation and transfer adjustments, of certain Drilling Partnerships’ consolidation and transfer of oil and gas properties and asset retirement obligations to ARP during the period.

Loss Attributable to Non-Controlling Interests. The decrease in loss attributable to non-controlling interests in the current quarter and the nine months ended September 30, 2017 was primarily due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

See the “Liquidity and Ability to Continue as a Going Concern” for discussion regarding these matters.

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

On November 2, 2016, AGP decided to suspend its current primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. In addition, AGP’s board of directors suspended its quarterly common unit distributions, beginning with the three months ended September 30, 2016, in order to retain its cash flow.  Accordingly, these decisions raise substantial doubt about AGP’s ability to continue as a going concern. Management determined that substantial doubt is alleviated through management’s plans to reduce general and administrative expenses, the majority of which represent allocations from us.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$5,636	$176,589
Net cash used in investing activities	—	(26,961)
Net cash (used in) provided by financing activities	(42)	(169,375)

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

We deconsolidated ARP for financial reporting purposes as of July 27, 2016 (the date of ARP’s Chapter 11 Filings) and therefore our 2017 cash flows will not be comparable to our 2016 cash flows.

Cash Flows From Operating Activities:

The change in cash flows used in operating activities compared with the prior year period was due to:

•	a decrease from ARP’s $243.5 million sale of substantially all of its commodity hedge positions on July 25, 2016 and July 26, 2016;
•	a decrease of $53.6 million of cash paid for interest related to ARP’s debts due to the deconsolidation of ARP on the date of the Chapter 11 Filings;
•

a decrease of $36.7 million of investor capital raised transferred by ARP to the Atlas Eagle Ford 2015 L.P. private drilling partnership for activities directly related to their program in March of 2016;

•	a decrease of $20.4 million in distributions paid to non-controlling interests; and
•	a decrease of $1.8 million of cash paid for interest related to our credit agreements; partially offset by
•

an increase of $82.9 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production and ARP’s Drilling partnership management revenue activities, and collections net of payments for our royalties, ARP’s Drilling partnership management expense activities, lease operating expenses, gathering, processing and transportation expenses, severance taxes, and general and administrative expenses; and
•	a decrease of cash settlement receipts of $99.1 million on commodity derivative contracts.

Cash Flows From Investing Activities:

The change in cash flows used in investing activities when compared with the comparable prior year period was primarily due to a decrease of $27.7 million in capital expenditures related to ARP’s and AGP’s drilling activities.

Cash Flows From Financing Activities:

The change in cash flows (used in) provided by financing activities compared with the prior year period was due to:

•	a net decrease of $161.7 million due to the deconsolidation of ARP;
•	a $4.3 million decrease in net repayments on our original term loans with Riverstone;
•	a decrease of $4.1 million in deferred financing costs and discounts;
•	a decrease of $1.7 million in net proceeds primarily due to fees related to AGP’s public offering in 2016; and
•	a decrease of $1.0 million in distributions paid to preferred unitholders primarily due to the suspension of distributions for the Series A preferred units in the first quarter of 2016.

Capital Requirements

At September 30, 2017, the capital requirements of our natural gas and oil production primarily consist of expenditures to maintain or increase production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures

As of September 30, 2017, our subsidiaries did not have any commitments for drilling and completion and capital expenditures, excluding acquisitions.

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

CREDIT FACILITIES

As of September 30, 2017, we had not guaranteed any of our subsidiaries’ obligations or debt instruments.

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
•

shorten the maturity date of the First Lien Credit Agreement to September 30, 2017, subject to an optional extension to September 30, 2018 by the Borrower, assuming certain conditions are met, including a First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) of not more than 6:00 to 1:00 and a 5% extension fee. On September 29, 2017, we entered into a further amendment to extend the maturity date of our First Lien Credit Agreement to December 29, 2017;

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

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement. The Second Lien Credit Agreement also has an unamortized discount of $0.9 million as of September 30, 2017, related to the 4,668,044 warrants issued in connection with the Second Lien Credit Agreement.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 2017. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Interest Rate Risk. As of September 30, 2017, we had $96.5 million of outstanding borrowings under our credit agreements. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our condensed consolidated interest expense for the year ending September 30, 2018 by $1.0 million.

Commodity Price Risk. Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the year ending September 30, 2018 of $0.3 million, net of non-controlling interests.

As of September 30, 2017, AGP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1)	Average Fixed Price(1)
Crude Oil – Fixed Price Swaps	2017(2)	26,100	$53.517
	2018	74,500	$52.510

(1)	Volumes for crude oil are stated in barrels.
(2)	The production volumes for 2017 include the remaining three months of 2017 beginning October 1, 2017.

ITEM 4:	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A:	RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Part I – Item 1A “–Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 except as follows.

Unitholders are required to pay taxes on their share of our taxable income, including their share of ordinary income and capital gain upon dispositions of properties by us, even if they do not receive any cash distributions from us. A unitholder’s share of our taxable income, gain, loss and deduction, or specific items thereof, may be substantially different than the unitholder’s interest in our economic profits.

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

For example, the proposed “Lightfoot Transaction” as disclosed in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” section may result in capital gains that would be allocated to our unitholders.  Some or all of our unitholders may be allocated amounts of such capital gains, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect to each unitholder would depend on the unitholder’s individual tax position with respect to the units; however, taxable income allocations from us, including capital gains, increase a unitholder’s tax basis in their units.

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

10.1

Letter Agreement, dated as of September 29, 2017, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed October 2, 2017).

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

ATLAS ENERGY GROUP, LLC

Date: November 14, 2017	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chief Executive Officer
Date: November 14, 2017	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer
Date: November 14, 2017	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner Chief Accounting Officer