Form 10-K
period 2017-12-31
Atlas Energy Group, LLC
filed 2018-05-08
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the equity securities held by non-affiliates of the registrant, based upon the closing price of the registrant’s common units as reported on the OTCQB on the last business day of the registrant’s most recently completed second quarter, June 30, 2017, was approximately $2.5 million.

As of May 4, 2018, there were 31,973,518 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS ENERGY GROUP, LLC

INDEX TO ANNUAL REPORT

ON FORM 10-K

GLOSSARY OF TERMS

Unless the context otherwise requires, all references in this report to:

•	“Atlas Energy Group, LLC,” “Atlas Energy Group,” “the Company,” “we,” “us,” “our” and “our company” refer to Atlas Energy Group, LLC and its consolidated subsidiaries.
•	“Atlas Energy” or “Atlas Energy, L.P.” refer to Atlas Energy, L.P. and its consolidated subsidiaries
•	“Titan” refer to Titan Energy, LLC, our wholly owned subsidiary and the successor to Atlas Resource Partners, L.P. (“ARP”)
•	“Titan Management” refer to Titan Energy Management, LLC, our wholly owned subsidiary
•	“AGP” refer to Atlas Growth Partners, L.P., our wholly owned subsidiary

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

Exchange Act. The Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

MMcfed. One MMcfe per day.

net acres or net wells. A net well or net acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions of whole numbers.

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

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations include:

•	actions that we may take in connection with our liquidity needs, including the incurrence of amounts of cancellation of indebtedness income;
•	the fact that our cash flow is substantially dependent on the ability of Titan and AGP to make distributions, but neither Titan nor AGP is current paying distributions;
•	the demand for natural gas, oil, NGLs and condensate;
•	the price volatility of natural gas, oil, NGLs, and condensate;
•	economic conditions and instability in the financial markets;

•	the impact of our common units being quoted on the OTCQB Market and not listed on a national securities exchange;
•	future financial and operating results;
•	economic conditions and instability in the financial markets;
•	success in efficiently developing and exploiting our reserves and meeting substantial capital investment needs;
•	the accuracy of estimated natural gas and oil reserves;
•	the financial and accounting impact of hedging transactions;
•	potential changes in tax laws and environmental and other regulations that may affect our business;
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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under “Risk Factors.”  Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

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

PART I

ITEM 1: BUSINESS

General

We are a publicly traded (OTCQB: ATLS) Delaware limited liability company formed in October 2011.

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

•

A 12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and a 15.9% general partner interest in Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”), the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors. Lightfoot focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. On August 29, 2017, Lightfoot announced a proposed sale transaction. Please see “Recent Developments—Lightfoot Transactions” for further disclosures regarding Lightfoot;

•

A membership interest in the founder shares of Osprey Sponsor, LLC (“Osprey Sponsor”) received in August 2017. Osprey Sponsor is the sponsor of Osprey Energy Acquisition Corp (“Osprey”). We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. Please see “Recent Developments – Osprey Sponsor Interest” for further disclosures regarding Osprey;

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

•

Through August 31, 2016, 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest in ARP.  As discussed further below, ARP was the predecessor to the business and operations of Titan.

Our cash flows and liquidity are substantially dependent upon AGP’s annual management fee and distributions from AGP, Lightfoot, and Titan. Neither AGP nor Titan are currently paying distributions. Though we consolidate the operations of AGP (and, prior to July 27, 2016, we consolidated the operations of ARP) for financial reporting purposes, AGP’s annual management fee and distributions from Lightfoot are currently our only sources of liquidity to satisfy our obligations, including under our credit agreements.  In addition, Lightfoot completed a portion of its sale transaction that will result in lower quarterly distributions to us.

We used the net proceeds from the Lightfoot transaction to repay a portion of the outstanding borrowings under our first lien credit agreement, the maturity of which was recently extended to June 30, 2018. As a result, we continue to face significant liquidity issues and are currently considering, and are likely to make, changes to our capital structure to maintain sufficient liquidity, meet our debt obligations and manage and strengthen our balance sheet.  Without a further extension or other significant transaction or capital infusion, we do not expect to have sufficient liquidity to repay our first lien credit agreement at maturity.  Please see “Risk Factors—Risks Related to Our Business— Our long term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time, and we are currently considering, and are likely to make, changes to our capital structure to maintain sufficient liquidity, meet our debt obligations and manage and strengthen our balance sheet.”

AGP Overview

As of December 31, 2017, AGP’s production positions were in the following areas:

Eagle Ford. The Eagle Ford Shale is an Upper Cretaceous-age formation that is prospective for horizontal drilling in approximately 26 counties across South Texas. Target vertical depths range from 4,000 to some 11,000+ feet with thickness from 40 to over 400 feet. The Eagle Ford formation is considered to be the primary source rock for many conventional oil and gas fields including the prolific East Texas Oil Field, one of the largest oil fields in the contiguous United States. AGP acquired its Eagle Ford position through a series of acquisitions in 2014 and 2015 for approximately $100 million. AGP estimates 31 Bcfe of total proved reserves for our Eagle Ford position, of which 87% are oil. Over 92% of AGP’s production volumes and 96% of AGP’s revenues are derived from its Eagle Ford operations.

Marble Falls. The Marble Falls play is Pennsylvanian-age formation located above the Barnett Shale and beneath the Atoka at depths of approximately 5,500 feet and ranges in thickness from 50 and 500 feet.

Mississippi Lime. The Mississippi Lime formation is an expansive carbonate hydrocarbon system and is located at depths between 4,000 and 7,000 feet between the Pennsylvanian-aged Morrow formation and the Devonian-age world- class source rock Woodford Shale formation. The Mississippi Lime formation can reach 600 feet in gross thickness, with a targeted porosity zone between 50 and 100 feet thickness.

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

On December 21, 2017, Lightfoot completed a portion of their sale transaction, which resulted in $21.6 million of net proceeds to us.  See Recent Developments below, for further disclosures regarding Lightfoot and the sale transaction.

Titan Overview

Titan is a publicly traded (OTCQX: TTEN) Delaware limited liability company and independent developer and producer of natural gas, crude oil and NGLs, with operations in basins across the United States with a focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas. Titan sponsors and manages tax-advantaged investment partnerships (the “Drilling Partnerships”) in which it co-invests, to finance a portion of its natural gas, crude oil and natural gas liquids production activities. Titan Management holds the Series A Preferred Share of Titan, which entitles us to receive 2% of the aggregate of distributions paid to shareholders (as if we held 2% of Titan’s member’ equity, subject to potential dilution in the event of future equity interests) and to appoint four of seven directors.  As discussed further in Item 8: Financial Statements and Supplementary Data – Note 1, Titan is the successor to the business and operations of ARP.

Recent Developments

AGP Eagle Ford Drilling. AGP is deploying $6.5 million of cash on hand to drill and complete one Eagle Ford shale well, expected to be in-line during the second quarter of 2018. The well is expected to significantly increase AGP’s production and provide substantial cash flow. The economics of drilling new oil wells across the AGP’s acreage position in the Eagle Ford shale in South Texas have improved substantially over the last twelve months, driven by both a rise in oil prices, as well as significant advancements in drilling and completion technology.

Credit Agreement Maturity Date Extensions. On April 26, 2018, we entered into an additional agreement with our lenders to extend the maturity date of our first lien credit agreement to June 30, 2018.  See Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Ability to Continue as a Going Concern section for further disclosures.

Lightfoot Transactions. On August 29, 2017, Lightfoot, announced a purchase agreement and plan of merger with Zenith Energy U.S., L.P. (together with its affiliates, “Zenith”), pursuant to which Zenith would acquire the general partner of Arc Logistics Partners, LP and all of the outstanding common units of Arc Logistics Partners, LP, a subsidiary of Lightfoot. On December 21, 2017 Lightfoot completed the first portion of this transaction, which resulted in net proceeds to us of $21.6 million.  We used the net proceeds from this transaction to pay down $21.6 million of outstanding borrowings under our first lien credit agreement.  The remaining portion of the transaction is targeted to close in the second quarter 2018.  We anticipate receiving additional net proceeds of approximately $3.0 million and plan to further pay down outstanding obligations under our first lien credit agreement. See Item 8: Financial Statement and Supplementary Data – Note 2 for additional disclosures regarding the Lightfoot transactions.

Osprey Sponsor Interest. In August 2017, we received a membership interest in Osprey Sponsor, which is the sponsor of Osprey.  Osprey was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business transaction, one or more operating businesses or assets (a “Business Combination”) that Osprey has not yet identified.  Our membership interest in Osprey Sponsor consists of an allocation of 1,250,000 founder shares, consisting of 1,250,000 shares of Class B common stock of Osprey that are automatically convertible into Class A common stock of Osprey upon the consummation of a business combination on a one-for-one basis.  There can be no certainty, however, that Osprey will consummate a business combination transaction or that we will ultimately experience any value from our interest in Osprey. See Item 8: Financial Statement and Supplementary Data – Note 2 for additional disclosures regarding our Osprey Sponsor Interest.

Gas and Oil Production

See Item 7 – Management Discussion and Analysis for a summary of our total net natural gas, oil and NGL production volumes, production per day, production revenue and average sales prices for our direct interest natural gas, oil and NGL production.

Natural Gas, Oil and NGL Reserves

The following tables summarize information regarding our estimated proved natural gas, oil and NGL reserves.  See Item 1A: Risk Factors – Risks Relating to Our Business and Item 8: Financial Statements and Supplementary Data, Note 15 to the financial statements for additional information and considerations regarding the preparation and estimates used in our reserves.

In accordance with SEC guidelines, we make the standardized measure estimates of future net cash flows from proved reserves using natural gas, oil and NGL sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. Our estimates of proved reserves are calculated on the basis of the unweighted adjusted average of the first-day-of-the-month prices for the preceding twelve months from the periods indicated, which are listed below along with our average realized prices over the same twelve month period.

	December 31,
Unadjusted Prices	2017	2016
Natural gas (per MMBtu)	$2.98	$2.48
Oil (per Bbl)	$51.34	$42.75
NGLs (per Bbl)	$20.33	$19.57
Average Realized Prices, Before Hedge
Natural gas (per Mcf)	$2.83	$2.32
Oil (per Bbl)	$51.97	$38.00
NGLs (per Bbl)	$20.19	$13.87
	Proved Reserves at December 31,
	2017	2016
Proved reserves:
Natural gas reserves (MMcf):
Proved developed reserves	613	652
Proved undeveloped reserves	1,253	780
Total proved reserves of natural gas	1,866	1,432
Oil reserves (MBbl):
Proved developed reserves	788	925
Proved undeveloped reserves	3,687	2,462
Total proved reserves of oil	4,475	3,387
NGL reserves (MBbl):
Proved developed reserves	121	100
Proved undeveloped reserves	295	167
Total proved reserves of NGL	416	267
Total proved reserves (MMcfe)	31,213	23,356
Standardized measure of discounted future cash flows (in thousands)	$40,449	$17,381

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

Proved Undeveloped Reserves (“PUDs”)

PUD Locations. As of December 31, 2017, we had 10 PUD locations totaling approximately 25 net Bcfe of natural gas, oil and NGLs. These PUDs are based on the definition of PUDs in accordance with the SEC’s rules allowing the use of techniques that have been proven effective through documented evidence, such as actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

Material changes in PUDs. As of January 1, 2017, we had 10 PUD locations totaling approximately 17 net Bcfeof natural gas, oil, and NGLs.  Material changes in PUDs that occurred during the year ended December 31, 2017 were due to development plan modifications focused on longer lateral lengths, resulting in positive revisions of approximately 8 Bcfe.

Development Costs. There were no costs incurred for the development of PUDs for the year ended December 31, 2017. As of December 31, 2017, there were no PUDs that had remained undeveloped for five years or more since initial booking.  The proved undeveloped reserves disclosed at December 31, 2017 are included within our five-year development plan and are expected to be developed within five years of the initial disclosure.

Productive Wells

The following table sets forth information regarding productive natural gas and oil wells in which AGP has a working interest as of December 31, 2017. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which AGP has an interest directly and net wells are the sum of our fractional working interests in gross wells:

	Number of productive wells(1)
	Gross	Net
Gas wells(2)	13	8
Oil wells(3)	12	9
Total	25	17

(1)	There were no exploratory wells drilled in any of our operating areas. There were no gross or net dry wells within any of our operating areas.
(2)	11 gross gas wells are in our Marble Falls position and 2 gross gas wells are in our Mississippi Lime position.
(3)	10 gross oil wells are in our Eagle Ford position and 2 gross oil wells are in our Marble Falls position.

Developed and Undeveloped Acreage

The following table sets forth information about our developed and undeveloped natural gas and oil acreage as of December 31, 2017:

	Developed acreage (1)		Undeveloped acreage(2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
Texas	4,289	4,266	816	770
Oklahoma	76	9	—	—
Total	4,365	4,275	816	770

(1)	Developed acres are acres spaced or assigned to productive wells.
(2)

Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil, regardless of whether such acreage contains proved reserves.

(3)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(4)	Net acres is the sum of the fractional working interests owned in gross acres. For example, a 50% working interest in an acre is one gross acre but is 0.5 net acres.

The leases for our developed acreage generally have terms that extend for the life of the wells, while the leases on our undeveloped acreage have primary terms that vary from less than one year to two years with options to extend. There are no concessions for undeveloped acreage as of December 31, 2017. As of December 31, 2017, there are no leases set to expire on or before December 31, 2018 and 2019.

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

Drilling Activities

Our drilling activities are conducted mostly on AGP’s undeveloped acreage. There were no gross or net dry wells drilled during the periods presented below. The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Gross wells drilled(1)	—	—	—
Net wells drilled(1)	—	—	—
Gross wells turned in line (2)	—	2	6
Net wells turned in line(2)	—	2	6

(1)	There were no exploratory wells drilled for each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system. The wells turned in line were in our Eagle Ford position.

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

As of December 31, 2017, we did not have any ongoing drilling activities.  In 2018, AGP is deploying $6.5 million of cash on hand to drill and complete one Eagle Ford shale well, expected to be turned in-line during the second quarter of 2018.

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

For the year ended December 31, 2017, Shell Trading Company individually accounted for approximately 91% of AGP’s total natural gas, crude oil and NGLs production revenue with no other single customer accounting for more than 10% for this period, excluding the impact of all financial derivative activity.

Oil Hedging

We seek to provide greater stability in our cash flows through our use of financial hedges for our oil production. The financial hedges may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures and options contracts with qualified counterparties. Financial hedges are contracts between ourselves and counterparties and do not require physical delivery of hydrocarbons. Financial hedges allow us to mitigate hydrocarbon price risk, and cash is settled to the extent there is a price difference between the hedge price and the actual NYMEX settlement price. Settlement typically occurs on a monthly basis, at the time in the future dictated within the hedge contract. Financial hedges executed in accordance with our secured credit facility do not require cash margin and are secured by our natural gas and oil properties. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, we have a management committee to assure that all financial trading is done in compliance with our hedging policies and procedures. We do not intend to contract for positions that we cannot offset with actual production.

Natural Gas Gathering Agreements

Virtually all natural gas produced is gathered through one or more pipeline systems before sale or delivery to a purchaser or an interstate pipeline. A gathering fee can be charged for each gathering activity that is utilized and by each separate gatherer providing the service. Fees will vary depending on the distance the gas travels and whether additional services such as compression, blending, or treating are provided.

Marble Falls production in Texas is gathered/processed by a variety of companies depending on the location of the production. As in the case of Mississippi Lime production, either a fee is charged for the gathering activity alone, or a gatherer/processor may provide a combination of services to include processing, fractionation and/or compression. In some instances, the market to which the gas is sold will deduct the third-party gathering fees from the proceeds payable and pay the third-party gatherers directly.

Mississippi Lime production is currently gathered and processed by SemGas and plant products including gas and NGL’s are sold to SemGas. SemGas returns 95 Percent of Proceeds of the revenues it receives to us from the sale of gas and NGL’s. The remaining 5% and a $0.3276 MMBtu gathering fee are paid to SemGas for all services provided.

Availability of Energy Field Services

We contract for drilling rigs and purchase goods and services necessary for the drilling and completion of wells from a number of drillers and suppliers, none of which supplies a significant portion of our annual needs. Over the past year, we and other oil and natural gas companies have experienced a significant reduction in drilling and operating costs. We cannot predict the duration or stability of the current level of supply and demand for drilling rigs and other goods and services required for our operations with any certainty due to numerous factors affecting the energy industry, including the supply and demand for natural gas and oil.

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

While we believe that compliance with existing federal, state and local environmental laws and regulations has not had a material adverse effect on our operations, there can be no assurance that compliance with future federal, state and local environmental laws and regulations not have material adverse effects on our business, financial position or results of operations. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, we cannot assure future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

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

Hydraulic Fracturing.  In recent years, federal, state, and local scrutiny of hydraulic fracturing has increased.  Regulation of the practice remains largely the province of state governments, except for a few federal initiatives proposing disclosure of hydraulic fracturing chemicals, establishing effluent limitations produced water must meet before being discharged to a publicly owned treatment plant, and imposing conditions fracturing operations on federal lands.  This last initiative, under the Bureau of Land Management’s jurisdiction, has been hotly contested and remains unsettled, a federal district court in California invalidating the Trump Administration’s initial efforts to rescind the rule but the Administration proceeding with its plans to rescind.  In December 2016, EPA released the final report of its study of the impacts of hydraulic fracturing on drinking water in the U.S., finding that the hydraulic fracturing water cycle can impact drinking water resources under some circumstances.  Those circumstances included where (1) there are water withdrawals for hydraulic fracturing in times or areas of low water availability, (2) hydraulic fracturing fluids and chemicals or produced water are spilled, (3) hydraulic fracturing fluids are injected into wells with inadequate mechanical integrity, and (4) hydraulic fracturing wastewater is stored or disposed in unlined pits.  While we do not currently expect new federal regulations to be adopted as a result of these findings, if they were, they could increase our cost to operate.

Common elements of state regulations governing hydraulic fracturing may include, but not be limited to, the following: requirement that logs and pressure test results are included in disclosures to state authorities; disclosure of hydraulic fracturing fluids and chemicals, potentially subject to trade secret/confidential proprietary information protections, and the ratios of same used in operations; specific disposal regimens for hydraulic fracturing fluids; replacement/remediation of contaminated water assets; minimum depth of hydraulic fracturing; and measures aimed at reducing or preventing induced seimiscity, including putting certain areas off limits for hydraulic fracturing.

Oil Spills.  The Oil Pollution Act of 1990, as amended (“OPA”), contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict, joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. While we believe that compliance with OPA has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities.

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, the federal regulations that implement the Clean Water Act, and analogous state laws and regulations impose a number of different types of requirements on our operations.  First, these laws and regulations impose restrictions and strict controls on the discharge of pollutants, including produced waters and other natural gas and oil wastes, into navigable waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the relevant state. These permits may require pretreatment of produced waters before discharge. Compliance with such permits and requirements may be costly. Second, the Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers.  The precise definition of waters and wetland subject to the dredge-and-fill permit requirement has been enormously complicated and is subject to recurrent litigation and rulemaking.  A broader definition could result in more water and wetlands being subject to protection creating the possibility of additional permitting requirements for some of our existing or future facilities.  Third, the Clean Water Act also requires specified facilities to maintain and implement spill prevention, control and countermeasure plans and to take measures to minimize the risks of petroleum spills.   Federal and state regulatory agencies can impose administrative, civil and criminal penalties for failure to obtain or non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. While we believe that compliance with the Clean Water Act has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities.

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

States are also proposing increasingly stringent requirements for air pollution control and permitting for well sites and compressor stations. For example, in January 2016, the Governor of Pennsylvania announced a comprehensive new regulatory strategy for reducing methane emissions from new and existing oil and natural gas operations, including well sites, compressor stations, and pipelines. Implementation of this strategy will result in significant changes to the air permitting and pollution control standards that apply to the oil and gas industry in Pennsylvania.  It may also influence air programs in other oil and gas-producing states.  In addition, West Virginia issued a sequence of general permits for natural gas production facilities at the well site over recent years.  Industry has expressed its concerns regarding the restrictiveness of versions of general permit, the most recent iteration of which is designated General Permit 70-D.

While we believe that compliance with existing with the requirements of the Clean Air Act and comparable state laws and regulations has not had a material adverse effect on our operations, we will likely be required to incur certain capital expenditures in the future for air pollution control equipment to comply with applicable regulations and to obtain and maintain operating permits and approvals for air emissions.  We do not expect future requirements to be any more burdensome to us than other similarly situated companies.

Greenhouse Gas Regulation and Climate Change. To date, legislative and regulatory initiatives relating to greenhouse gas emissions have not had a material impact on our business.  During the prior Administration, several Clean Air Act regulations were adopted to reduce greenhouse gas emissions, and a couple foundational finding were upheld by the courts.  During his first year in office, President Trump took steps to rescind and reconsider nearly all of the prior Administration’s initiatives to reduce the nation’s emissions of greenhouse gases.  Some of the foundations, however, appear unyielding.  It would be a significant departure from the principle of stare decisis for the Supreme Court to reverse its decision in Massachusetts v. EPA, 549 U.S. 497 (2007) holding that greenhouse gases are “air pollutants” covered by the Clean Air Act.  Similarly, reversing EPA’s final determination that greenhouse gases “endanger” public health and welfare, 74 Fed. Reg. 66,496 (Dec. 15, 2009), upheld in Coalition for Responsible Regulation, Inc. v. EPA, 684 F.3d 102 (D.C. Cir. 2012), would seem to require development of new scientific evidence that runs counter to general discoveries since that determination.

On March 28, 2017, President Trump issued an Executive Order on Promoting Energy Independence and Economic Growth explaining how his Administration would withdraw, rescind, revisit, or revise virtually every element the Obama Administration’s program for reducing greenhouse gas emissions. Under the Executive Order, some actions had immediate effect.  Other actions, including those most directly affecting our operations and the overall consumption of fossil fuels, will be the subject of potentially lengthy notice-and-comment rule-making.  With respect to rules more directly applicable to the types of operations we conduct, federal agencies have begun the rule-making as directed by the Executive Order.  Initial efforts to revise or rescind 2015 methane emissions standards for new or modified wells were invalidated by the courts but corrective rule-making initiated.  As described in connection with the foregoing discussion of federal regulation of hydraulic fracturing operations, a similar pattern of court rejection of initial efforts followed by rehabilitative rule-making has occurred. With respect to rules of greater applicability affecting overall consumption of fossil fuels, federal agencies have also initiated rule-making to give effect to the Executive Order.  The most sweeping action was an advanced notice of proposed rule-making seeking comment on whether a replacement for the 2015 Clean Power Plan – the rule aimed at reducing greenhouse gas emissions from existing power plants by one-third (compared to 2005 levels) – was needed.

While we generally foresee a less stringent approach to the regulation of greenhouse gases, undoing the prior Administration’s greenhouse gas emissions regulations will necessarily involve lengthy notice-and-comment rulemaking and the resulting decisions may then be subject to litigation by those opposed to rescinding the prior Administration’s regulations.  It could be several years before the precise regulatory framework is known.  Opponents of the rescissions, including states and environmental groups, may then decide to sue large sources of greenhouse gas emissions for the alleged nuisance created by such emissions.  In 2011, the Supreme Court held that federal common law nuisance claims were displaced by the EPA’s authority to regulate greenhouse gas emissions from large sources of emissions. If the Administration fails to pursue regulation of emissions from such sources or takes the position that it has no authority to do regulate their emissions, then it is possible that a court would find common law nuisance claims are no longer displaced.

Although further regulation of greenhouse gas emissions from our operations may stall at the federal level, it is possible that, in the absence of federal regulation, states may pursue additional regulation of our operations, including restrictions on new and existing wells and fracturing operations, as many states already have done.

Waste Handling. The Solid Waste Disposal Act, including RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. With authority granted by federal EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of crude oil and natural gas constitute “solid wastes,” which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous in the future. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as “solid waste.” The transportation of natural gas in pipelines may also generate some “hazardous wastes” that are subject to RCRA or comparable state law requirements.  While we believe that compliance with the requirements of RCRA and related state and local laws and regulations has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities. More stringent regulation of natural gas and oil exploration and production wastes could increase the costs to manage and dispose of such wastes.

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes joint and several liability, without regard to fault or legality of conduct, on persons who are considered under the statute to be responsible for the release of a “hazardous substance” (but excluding petroleum) into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  Our operations are, in many cases, conducted at properties that have been used for natural gas and oil exploitation and production for many years. Although we believe that we utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances may have been released on or under the properties owned or leased by us or on or under other locations, including off-site locations, where such substances have been taken for disposal.  While we are not presently aware the need for us to respond to releases of hazardous substances that would impose costs that would be material to our financial condition, there can be no assurance that no such incidents will occur in the future.

OSHA and Chemical Reporting Regulations. We are subject to the requirements of the federal Occupational Safety and Health Act, or “OSHA,” and comparable state statutes.  On March 25, 2016, OSHA published its final Occupational Exposure to Respirable Crystalline Silica final rule, which imposes specific requirements to protect workers engaged in hydraulic fracturing.  81 Fed. Reg. 16,285.  The requirements of that final rule as it applies to hydraulic fracturing become effective June 23, 2018, except for the engineering controls component of the final rule, which has a compliance date of June 23, 2021.  We expect implementation of the rule to result in significant costs.  The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.  If the sectors to which community-right-to-know or similar chemical inventory reporting are expanded, our regulatory burden could increase.  While we believe that compliance with these applicable requirements and with other OSHA and comparable requirements has not had a material adverse effect on our operations, future inadvertent noncompliance could result in varying civil and criminal penalties and liabilities.

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

Employees

We employed approximately 204 persons as of December 31, 2017. Some of our officers may spend a substantial amount of time managing the business and affairs of AGP, Titan and their affiliates other than us and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

Available Information

We make our periodic reports under the Securities Exchange Act of 1934, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, available through our website at www.atlasenergy.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. To view these reports, click on “Investor Relations”, then “SEC Filings”. The other information contained on or hyperlinked from our website does not constitute part of this report. You may also receive, without charge, a paper copy of any such filings by request to us at 425 Houston Street, Suite 300, Fort Worth, Texas 76102, telephone number (800) 251-0171. A complete list of our filings is available on the SEC’s website at www.sec.gov. Any of our filings is also available at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The Public Reference Room may be contacted at telephone number (800) 732-0330 for further information.

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

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. AGP recently suspended its quarterly distributions, and we do not expect that Titan will pay distributions for the foreseeable future. Though we consolidate the operations of AGP (and, prior to July 27, 2016, we consolidated the operations of ARP), for financial reporting purposes, those distributions, along with distributions from Lightfoot and AGP’s annual management fees, are our primary sources of liquidity to satisfy our obligations under our credit agreements. In addition, the obligations under our first lien credit agreement mature in June 2018.  Our cash on hand and cash flow from operations are not sufficient to continue to fund our operations and allow us to satisfy our obligations.

We continually monitor the capital markets and our capital structure and may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening our balance sheet and meeting our debt service obligations. We could pursue options such as refinancing or reorganizing our indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address our liquidity concerns and high debt levels. We are evaluating various options with our lenders, but there is no certainty that we will be able to implement any such options, and we cannot provide any assurances that any refinancing or changes in our debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for our stakeholders. We expect that any changes to our capital structure we undertake have the potential to result in cancellation of indebtedness income that would be allocable to our unitholders, which may be significant. Please see “—Tax Risks to Unitholders—We expect to engage in changes to our capital structure, such as transactions to reduce our indebtedness, that will generate taxable income (including cancellation of indebtedness income) allocable to unitholders, and income tax liabilities arising therefrom may exceed the value of a unitholder’s investment in us.”

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

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and oil.  In the past, the prices of natural gas, NGLs and oil have been extremely volatile, and we expect this volatility to continue.  During the year ended December 31, 2017, the NYMEX Henry Hub natural gas index price ranged from a high of $3.42 per MMBtu to a low of $2.56 per MMBtu, and West Texas Intermediate (“WTI”) oil prices ranged from a high of $60.42 per bbl to a low of $42.53 per bbl.

Any prolonged substantial decline in the price of oil and natural gas such as that experienced from 2015 until 2017 will likely have a material adverse effect on our financial condition and results of operations. We may use various derivative instruments in connection with anticipated oil and natural gas sales to reduce the impact of commodity price fluctuations.  However, the entire exposure of our operations from commodity price volatility is not currently hedged, and we may not be able to hedge such exposure going forward. To the extent we do not hedge against commodity price volatility, or our hedges are not effective, our results of operations and financial position may be further diminished.

In addition, low oil and natural gas prices can reduce the amount of oil and natural gas that can be produced economically by our operators. This scenario may result in our having to make substantial downward adjustments to our estimated proved reserves, which could negatively impact our borrowing base and our ability to fund our operations. If this occurs or if production estimates change or exploration or development results deteriorate, successful efforts method of accounting principles may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties.  Our operators could also determine during periods of low commodity prices to shut in or curtail production from wells on our properties.  In addition, they could determine during periods of low commodity prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices.

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

Restrictions in our credit agreements could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.

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

Our credit agreements also contain covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet any such ratios and tests. Though we consolidate the operations of AGP (and, prior to July 27, 2016, we consolidated the operations of ARP), for financial reporting purposes, distributions from AGP and Titan along with distributions from Lightfoot and AGP’s annual management fee, are our primary sources of liquidity to satisfy our obligations under our credit agreements. However, neither AGP nor Titan is currently paying distributions. In addition, the obligations under our First Lien Credit Agreement mature in June 2018.

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

In addition, our First Lien Credit Agreement prohibits us from paying cash distributions on our common units.

Hedging transactions may limit our potential gains or cause us to lose money.

Pricing for natural gas, NGLs and oil has been volatile and unpredictable for many years. To limit exposure to changing natural gas and oil prices, we may use financial hedges and physical hedges for our production. Physical hedges are not deemed hedges for accounting purposes, but rather forward contracts because they require firm delivery of natural gas and oil and are considered normal sales of natural gas and oil.

In addition, we may enter into financial hedges, which may include purchases of regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The futures contracts are commitments to purchase or sell natural gas and oil at future dates and generally cover one-month periods for up to six years in the future. The over-the-counter derivative contracts are typically cash settled by determining the difference in financial value between the contract price and settlement price and do not require physical delivery of hydrocarbons.

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

The ongoing implementation of derivatives legislation adopted by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. The Dodd-Frank Act, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation requires the Commodities Futures Trading Commission, (the “CFTC”), and the SEC to promulgate rules and regulations implementing the new legislation. The CFTC finalized many of the regulations associated with the reform legislation, and is in the process of implementing position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits, subject to reporting and record keeping requirements and internal authorizations. The CFTC adopted final rules establishing margin requirements for uncleared swaps entered by swap dealers, major swap participants and financial end users (though non-financial end users are excluded from margin requirements).  While, as a non-financial end user, we are not subject to margin requirements, application of these requirements to our counterparties could affect the cost and availability of swaps we use for hedging. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.

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

We market the majority of our natural gas production to gas marketers directly or to third-party plant operators who process and market our gas. Crude oil produced from our wells flows directly into leasehold storage tanks where it is picked up by an oil company or a common carrier acting for an oil company. Natural gas liquids are extracted from the natural gas stream by processing and fractionation plants enabling the remaining “dry” gas to meet pipeline specifications for transport or sale to end users or marketers operating on the receiving pipeline. For the year ended December 31, 2017, Shell Trading Co individually accounted for approximately 91% of AGP’s natural gas, oil and NGL production revenues, with no other single customer accounting for more than 10% for this period. To the extent these and other key customers reduce the amount of natural gas, crude oil and NGLs they purchase from AGP, our revenues and cash available for distributions to unitholders could temporarily decline in the event we are unable to sell to additional purchasers.

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

The current price environment for natural gas and oil, or any further decrease in commodity prices, could subject our oil and gas properties to a non-cash impairment loss under U.S. generally accepted accounting principles.

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

We must operate in accordance with comprehensive environmental laws that affect the manner, feasibility and cost of our operations.

Our intended operations will be regulated extensively at the federal, state and local levels. Our operations, wells and other facilities will be subject to stringent and complex federal, state and local environmental laws governing air emissions, water use and wastewater discharge, hazardous waste management and hazardous substance response. In some cases, we may be required to obtain environmental assessments, environmental impact studies, and/or plans of development before commencing drilling and production activities. Our activities may be subject to regulations regarding conservation practices. These regulations affect our operations and may limit the quantity of natural gas and oil we may produce and sell. Compliance with environmental laws will add to the costs of planning, designing, drilling, installing, operating and abandoning natural gas and oil wells.

Our ability to obtain, remove, treat, recycle or otherwise dispose of water will affect our production, and the cost of water treatment and disposal may affect our ability to make distributions.

Hydraulic fracturing requires large amounts of water and results in water discharges that must be treated, recycled or otherwise disposed. Environmental regulations governing the injection, withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing may increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, and all of which could have an adverse effect on our operations and financial performance. Although not anticipated by our general partner, we may need to drill our own water disposal wells. We anticipate that we will use trucks to transport the water to water disposal wells or water treatment or recycling facilities, in certain areas, and that we will pipe the water to disposal wells in other areas. If, however, we needed to drill our own disposal wells, there is a risk that we could not operate a gas production well at its full capacity until the required permit for the water disposal well was issued. Finally, if the environmental laws governing the management of produced waters become more stringent, they could restrict our ability to conduct hydraulic fracturing or increase our cost.

Rules regulating air emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs.

In 2012, USEPA established the NSPS rule for oil and natural gas production, transmission, and distribution, and also made significant revisions to the existing National Emission Standards for Hazardous Air Pollutants (“NESHAP”) rules for oil and natural gas production, transmission, and storage facilities. These rules require oil and natural gas production facilities to conduct “green completions” for hydraulic fracturing, which is recovering rather than venting the gas and natural gas liquids that come to the surface during completion of the fracturing process. The rules also establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment.  Both the NSPS and NESHAP rules continue to evolve based on new information and changing environmental concerns.   President Trump’s March 28, 2017, Executive Order on Promoting Energy Independence and Economic Growth ordered federal agencies to revisit federal rules aimed at limiting methane emissions from oil and gas wells.  Initial efforts to revise or rescind standards for new or modified wells were invalidated by the courts but corrective rule-making was initiated.  We believe it will be several years before those new rules are fully implemented. Some states in which we operate are also proposing increasingly stringent requirements for air pollution control and permitting for well sites and compressor stations. Compliance with new rules regulating air emissions from our operations could result in significant costs, including increased capital expenditures and operating costs, and could affect the results of our business.

Environmental laws may become more stringent, increasing the financial and managerial costs of compliance and, consequently, reducing our profitability.

The possibility exists that stricter environmental laws, regulations or enforcement policies may be enacted or adopted and could significantly increase our compliance costs. States outside the geographic area in which we intend to initiate our activities have imposed a variety of restrictions on hydraulic fracturing that could be adopted in jurisdictions in which we intend to operate. State restrictions have included permitting, chemical disclosure, siting, seismicity, water withdrawal and disposal, and tank secondary containment requirements. If new restrictions such as these or others are imposed on our operations, we may (i) incur significant additional costs to comply, (ii) experience delays or curtailment in the pursuit of exploration, development or production activities, and (iii) perhaps even be precluded from drilling wells.

The federal government could take a more active role in regulating hydraulic fracturing, which could result in increased costs, operating restrictions or delays.

Presently, the hydraulic fracturing process, unless conducted on federal land, has not generally been subject to comprehensive regulation at the federal level. Presently, federal interests are primarily in the disclosure of fracturing fluid ingredients where fracturing occurs on federal lands and in air emissions from fracturing wells. If hydraulic fracturing were to become comprehensively regulated at the federal level, our fracturing activities could be significantly affected. Federal restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that we are able to produce.

If we fail to comply with environmental laws governing our operations, we may incur significant costs or be unable to operate.

Failure to comply with environmental laws may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.

We may not be able to secure all the authorizations required under environmental law to conduct drilling operations.

A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could inhibit our ability to develop our leases. Under some laws, environmental organizations have the right to challenge production operations on grounds of environmental protection. In recent years, organized opposition has succeeded in curtailing certain drilling projects.

We may incur liability as the result of an accidental release of hazardous substances into the environment.

Our operations create the risk of inadvertent releases of hazardous substances into the environment, despite the exercise of reasonable caution. If such a release were to occur, we will be liable for the costs of responding to any such release, investigating the extent of its impacts and the cost of any remediation that may become necessary. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. We may not be able to recover remediation costs under our insurance policies.

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

With the issuance, on March 28, 2017, of President Trump’s Executive Order on Promoting Energy Independence and Economic Growth, we believe it may take many years for new comprehensive federal policy aimed at greenhouse gas emissions to gel (see Item 1: Business—Environmental Matters and Regulation—Greenhouse Gas Regulation and Climate Change).  Given the Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007) (holding that greenhouse gases are “air pollutants” covered by the Clean Air Act) and scientific hurdles to overturning EPA’s endangerment finding, we believe some form of regulation will have to remain.  Regulations with the most direct impact on our operations concern controlling methane emissions from wells.  Rules that affect overall consumption of fossil fuels, and the mix of fossil fuels consumed, could also affect the demand for our products.  We believe, however, that federal agency implementation of the President’s Executive Order is some years away.  While Congress has from time to time considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years.  Reports of greater Congressional activity with respect to greenhouse gas emissions are scare.

In the absence of comprehensive federal climate change policy, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs that typically require major sources of greenhouse gas emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those greenhouse gases.  States may also pursue additional regulation of our operations, including restrictions on methane emissions from new and existing wells and fracturing operations.  State and regional initiatives could result in significant costs, including increased capital expenditures and operating costs, affect the demand for our products, and could affect the results of our business.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

If the current Administration’s initiatives to lessen the burden of environmental regulation on fossil fuel production and consumption become effective, they could result in greater overall supply of fossil fuels, reducing the price we receive for our output.

Pursuant to the President’s Executive Order on Promoting Energy Independence and Economic Growth, federal agencies have initiated several rule-makings to rescind and reconsider rules issued by the prior Administration that increased the overall stringency of environmental regulation of fossil fuel production and consumption.  The Administration has taken several steps to reverse the prior Administration’s policies that disadvantaged coal as a fuel for energy production, including withdrawing from the Paris Climate Agreement, considering whether a replacement for the 2015 Clean Power Plan is needed, withdrawal of mercury limits on coal plants’ air emissions, lifting the prior Administration’s ban on new coal leases on federal lands and ending the review of the program’s greenhouse gas impacts, and withdrawing the “Waters of the United States” stream protection rule.  The Administration has opened more federal lands for oil and gas production, approved the construction of the Keystone Pipeline to facilitate refining of Alberta oil shale in the U.S., licensed the Dakota Access Pipeline, and opened areas in the Arctic and Atlantic Ocean to drilling.  The Administration has initiated several rule-makings aimed at lessening the stringency of environmental regulation of oil and gas production.  Most of these actions are susceptible to, and can be expected to be the target of, court challenges.  If they are fully implemented, and if they have the effect of increasing the overall fuel supply, they could have the effect of diminishing demand for our natural gas output.  Diminished demand could put additional downward pressure on the price of the natural gas we produce.

Estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Underground accumulations of natural gas and oil cannot be measured in an exact way. Natural gas and oil reserve engineering requires subjective estimates of underground accumulations of natural gas and oil and assumptions concerning future natural gas prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Our engineers prepare estimates of our proved reserves. Over time, our internal engineers may make material changes to reserve estimates taking into account the results of actual drilling and production. Some of our reserve estimates were made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Also, we will make certain assumptions regarding future natural gas prices, production levels and operating and development costs that may prove incorrect. Any significant variance from these assumptions by actual figures could greatly affect estimates of reserves, the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. Our standardized measure is calculated using natural gas prices that do not include financial hedges. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of natural gas and oil we ultimately recover being different from the reserve estimates.

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

Any significant variance in our assumptions could materially affect the quantity and value of reserves, the amount of standardized measure, and the financial condition and results of operations. In addition, our reserves and standardized measure may be revised downward or upward based upon production history, results of future exploitation and development activities, prevailing natural gas and oil prices and other factors. A material decline in prices paid for our production can reduce the estimated volumes of reserves because the economic life of the wells could end sooner. Similarly, a decline in market prices for natural gas or oil may reduce our standardized measure.

Risks Relating to the Ownership of Our Common Units

Our common units are quoted on the OTCQB and have a limited trading market.

As of March 21, 2016, our common units commenced being quoted on the OTCQB Market (the “OTCQB”).  The OTCQB is not an exchange and the quotation of our common units on the OTCQB does not assure that a liquid trading market exists or will develop. Securities traded on the OTCQB marketplace generally have limited trading volume and exhibit a wider spread between the bid/ask quotations compared to securities traded on national securities exchanges such as the NYSE, on which our common units were previously listed. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common units. This significantly limits the liquidity of the common units and may adversely affect the market price of our common units.  Moreover, a significant number of institutional investors have investment policies that prohibit them from trading in securities on the OTCQB marketplace.  In addition, since our common units are quoted on the OTCQB, our common units are not “covered securities” for purposes of the Securities Act and our unitholders may face significant restrictions on the resale of our common units due to a state’s own securities laws, often called “blue sky” laws.  Not being listed on a national securities exchange and a limited trading market may also impair our ability to raise additional financing through public or private sales of equity securities and could also have other negative results, including the loss of institutional investor interest and fewer business development opportunities.

The trading price of our common units may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTCQB Market under the symbol “ATLS.” These markets are relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than the NASDAQ or the NYSE.  Although we will use our commercially reasonable efforts to list our common units on the NYSE (or other national securities exchange approved by our board of directors as soon as practicable after the applicable listing standards are satisfied or have been waived, no assurances can be given that our common units can be listed on the NYSE (or other national securities exchange).  In this event, there would be a highly illiquid market for our common units and you may be unable to dispose of your common units at desirable prices or at all.

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

We continually monitor the respective capital markets and our capital structure and may make changes to our capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening the balance sheet, meeting debt service obligations and/or achieving cost efficiency. As such, we are actively evaluating potential transactions to deleverage our balance sheet and manage our liquidity, which could include reducing existing debt through debt exchanges, debt repurchases and other modifications and extinguishment of existing debt. If, as expected, we execute such a strategic transaction, we expect that we would recognize cancellation of indebtedness income (“CODI”), which will be allocated to our unitholders at the time of such transaction. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of liquidity and capital resources.

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

In addition, under the recently enacted tax reform law known as the Tax Cuts and Jobs Act, if we borrow money and pay interest, the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is 21% for taxable years beginning after December 31, 2017, and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed as corporate distributions, and no income, gain, loss, deduction or credit would flow through to them. Because a tax may be imposed on us as a corporation, our cash available for distribution to our unitholders could be reduced. Therefore, our treatment as a corporation could result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and therefore result in a substantial reduction in the value of our common units.

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

Sales of common units by non-U.S. persons will be subject to U.S. tax and may require withholding of a portion of the sales proceeds.

A foreign unitholder who sells or otherwise disposes of a common unit will be subject to U.S. federal income tax on gain realized from the sale or disposition of that unit to the extent the gain is effectively connected with a U.S. trade or business of the foreign unitholder. Such gain or loss will be treated as effectively connected with a U.S. trade or business to the extent that the sale of all our assets would have produced effectively connected gain or loss.

Under the recently enacted tax reform law, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld.  However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.

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

If unitholders sell any of their common units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those units. Prior distributions, and the allocation of losses (including depreciation deductions), to them in excess of the total net taxable income they were allocated for a common unit, which decreased their tax basis in that unit, will, in effect, become taxable income to them if the unit is sold at a price greater than their tax basis in that unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to them. The current maximum marginal U.S. federal income tax rate on ordinary income is 37% plus a 3.8% Medicare surtax on investment income. As a result, a unitholder may incur a tax liability in excess of the amount of cash it receives from the sale.

Unitholders may be subject to state and local taxes and return filing requirements, including in states where they do not live, as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or AGP do business or own property now or in the future, even if our unitholders do not reside in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We and AGP presently anticipate that substantially all of our income will be generated in Alabama, Illinois, Indiana, Mississippi, New York, Ohio, Oklahoma, Pennsylvania and Texas. As we make acquisitions or expand our businesses, we may do business or own assets in other states in the future. It is the responsibility of each unitholder to file all U.S. federal, foreign, state and local tax returns that may be required of such unitholder.

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

If the IRS makes audit adjustments to our income tax returns for taxable years beginning after 2017, the IRS (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders may be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, the IRS may collect any resulting taxes (including any applicable penalties and interest) directly from us (rather than from our unitholders). Certain states in which we own assets and conduct business may adopt the IRS approach or apply similar rules.

We will generally have the ability to shift any such tax liability (including penalties and interest) to our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

In the event the IRS makes an audit adjustment to our income tax returns and we do not or cannot shift the liability to our unitholders in accordance with their interests in us during the taxable year under audit, we will generally have the ability to request that the IRS reduce the determined underpayment owed by us by reducing the suspended passive loss carryovers of our unitholders (without any compensation from us to such unitholders), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain unitholders. Such reduction, if approved by the IRS, will be binding on any affected unitholders.

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

.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

See Item 1: Business.

ITEM 3:	LEGAL PROCEEDINGS

We are party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. See “Item 8: Financial Statements and Supplementary Data – Note 9”.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units began trading on March 2, 2015 on the New York Stock Exchange (“NYSE”). On March 18, 2016, we were notified by the NYSE that it had determined to commence proceedings to delist our common units. Our common units commenced quotation on the OTCQB under the symbol “ATLS” on March 21, 2016. On May 4, 2018, the closing price of our common units was $0.04, and there were 169 holders of record of our common units. The following table sets forth the high and low sales price per unit of our common units as reported by the OTCQB, OTCQX and the NYSE for the years ended December 31, 2017 and 2016.

	High	Low
Year ended December 31, 2017:
Fourth quarter	$0.72	$0.15
Third quarter	$0.29	$0.07
Second quarter	$0.15	$0.07
First quarter	$0.11	$0.04

	High	Low
Year ended December 31, 2016:
Fourth quarter	$1.86	$0.70
Third quarter	$1.92	$0.10
Second quarter	$1.10	$0.34
First quarter	$1.04	$0.36

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of operations data:		(in thousands, except per unit data)
Revenues:
Gas and oil production	$7,841	$129,993	$368,845	$475,758	$273,906
ARP Drilling Partnerships management	—	25,009	115,570	228,194	215,328
Gain (loss) on mark-to-market derivatives	310	(18,601)	268,085	—	—
Other, net	900	757	993	4,558	(14,135)
Total revenues	9,051	137,158	753,493	708,510	475,099
Costs and expenses:
Gas and oil production	2,528	78,034	171,882	184,296	100,178
ARP Drilling Partnerships management	—	18,331	85,301	176,457	173,512
General and administrative	5,478	56,459	109,569	90,476	89,957
Depreciation, depletion and amortization	3,576	82,381	166,929	242,079	139,916
Asset impairment	—	41,879	973,981	580,654	38,014
Total costs and expenses	11,582	277,084	1,507,662	1,273,962	541,577
Operating loss	(2,531)	(139,926)	(754,169)	(565,452)	(66,478)
Gain (loss) on asset sales and disposal	—	(469)	(1,181)	(1,859)	(987)
Interest expense	(20,937)	(83,744)	(125,658)	(73,435)	(39,712)
Gain (loss) on extinguishment of debt, net	—	20,418	(4,726)	—	—
Reorganization items, net	—	(21,649)	—	—	—
Gain on deconsolidation of Atlas Resource Partners, L.P.	—	46,951	—	—	—
Other income (loss)	6,855	(11,539)	—	—	—
Net loss	$(16,613)	$(189,958)	$(885,734)	$(640,746)	$(107,177)
Balance sheet data (at period end):
Property, plant and equipment, net	$65,293	$68,899	$1,316,897	$2,419,289	$2,186,683
Total assets	84,211	105,076	1,918,114	3,026,315	2,455,870
Total debt, including current portion	79,350	81,100	1,572,314	1,523,751	1,074,682
Total equity	(15,509)	1,434	7,959	915,215	1,043,996
Cash flow data:
Net cash provided by (used in) operating activities	$(2,102)	$179,097	$7,065	$76,087	$3,841
Net cash provided by (used in) investing activities	24,669	(28,913)	(277,915)	(962,947)	(1,053,524)
Net cash provided by (used in) financing activities	(21,647)	(169,389)	243,706	934,593	1,037,038
Capital expenditures	—	(27,757)	(156,360)	(225,636)	(267,480)

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a publicly traded (OTCQB: ATLS) Delaware limited liability company formed in October 2011.

Our operations primarily consisted of our ownership interests in the following:

•

All of the incentive distribution rights, an 80.0% general partner interest and a 2.1% limited partner interest in Atlas Growth Partners, L.P. (“AGP”), a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in South Texas;

•

A 12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and a 15.9% general partner interest in Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”), the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors. Lightfoot focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. On August 29, 2017, Lightfoot announced a proposed sale transaction. Please see “Recent Developments—Lightfoot Transactions” for further disclosures regarding Lightfoot;

•

A membership interest in the founder shares of Osprey Sponsor, LLC (“Osprey Sponsor”) received in August 2017. Osprey Sponsor is the sponsor of Osprey Energy Acquisition Corp (“Osprey”). We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. Please see “Recent Developments – Osprey Sponsor Interest” for further disclosures regarding Osprey;

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

•

Through August 31, 2016, 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest in ARP.  As discussed further below, ARP was the predecessor to the business and operations of Titan.

Our cash flows and liquidity are substantially dependent upon AGP’s annual management fee and distributions from AGP, Lightfoot, and Titan. Neither AGP nor Titan are currently paying distributions. Though we consolidate the operations of AGP (and, prior to July 27, 2016, we consolidated the operations of ARP) for financial reporting purposes, AGP’s annual management fee and distributions from Lightfoot are currently our only sources of liquidity to satisfy our obligations under our credit agreements. In addition, Lightfoot completed a portion of its sale transaction that will result in lower quarterly distributions to us.

We used the net proceeds from the Lightfoot transaction to pay a portion of the outstanding borrowings under our first lien credit agreement, the maturity of which was recently extended to June 30, 2018. As a result, we continue to face significant liquidity issues and are currently considering, and are likely to make, changes to our capital structure to maintain sufficient liquidity, meet our debt obligations and strengthen our balance sheet. Without a further extension or other significant transaction or capital infusion, we do not expect to have sufficient liquidity to repay our first lien credit agreement at maturity. Please see “Liquidity and Ability to Continue as a Going Concern” for additional disclosures.

LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in AGP, Lightfoot, and Titan and AGP’s annual management fee. However, neither Titan nor AGP is currently paying distributions. In addition, Lightfoot completed a portion of its sale transaction that will result in lower quarterly distributions to us. Our primary cash requirements, in addition to normal operating expenses, are for debt service and capital expenditures. In addition, the obligations under our first lien credit agreement mature in June 2018. Accordingly, our sources of liquidity are currently not sufficient to satisfy our obligations under our credit agreements.

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

On April 26, 2018, we entered into an agreement with our lenders to extend the maturity date of our first lien credit agreement to June 30, 2018.  In addition to the $20.7 million of indebtedness due on June 30, 2018, we classified the remaining $59.6 million of outstanding indebtedness under our credit agreements as a current liability, based on the uncertainty regarding future covenant compliance. In total, we have $79.4 million of outstanding indebtedness under our credit agreements, which is net of $0.8 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net within our combined consolidated balance sheet as of December 31, 2017.

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

RECENT DEVELOPMENTS

AGP Eagle Ford Drilling. AGP is deploying $6.5 million of cash on hand to drill and complete one Eagle Ford shale well, expected to be in-line during the second quarter of 2018. The well is expected to significantly increase AGP’s production and provide substantial cash flow. The economics of drilling new oil wells across the AGP’s acreage position in the Eagle Ford shale in South Texas have improved substantially over the last twelve months, driven by both a rise in oil prices, as well as significant advancements in drilling and completion technology.

Credit Agreement Maturity Date Extensions. On April 26, 2018, we entered into an agreement with our lenders to extend the maturity date of our first lien credit agreement to June 30, 2018.  See above Liquidity and Ability to Continue as a Going Concern section for further disclosures.

Lightfoot Transactions. On August 29, 2017, Lightfoot, announced a purchase agreement and plan of merger with Zenith Energy U.S., L.P. (together with its affiliates, “Zenith”), pursuant to which Zenith would acquire the general partner of Arc Logistics Partners, LP and all of the outstanding common units of Arc Logistics Partners, LP, a subsidiary of Lightfoot. On December 21, 2017 Lightfoot completed the first portion of this transaction, which resulted in net proceeds to us of $21.6 million.  We used the net proceeds from this transaction to pay down $21.6 million of outstanding obligations under our first lien credit agreement.  The remaining second portion of this transaction is targeted to close in the second quarter 2018.  We anticipate receiving additional net proceeds of approximately $3.0 million and plan to pay down outstanding obligations under our first lien credit agreement.  See Item 8: Financial Statement and Supplementary Data – Note 2 for additional disclosures regarding the Lightfoot transactions.

Osprey Sponsor Interest. In August 2017, we received a membership interest in Osprey Sponsor, which is the sponsor of Osprey. Osprey was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business transaction, one or more operating businesses or assets (a “Business Combination”) that Osprey has not yet identified.  Our membership interest in Osprey Sponsor is an allocation of 1,250,000 founder shares, consisting of 1,250,000 shares of Class B common stock of Osprey that are automatically convertible into Class A common stock of Osprey upon the consummation of a business combination on a one-for-one basis.  There can be no certainty, however, that Osprey will consummate a business combination transaction or that we will ultimately experience any value from our interest in Osprey. See Item 8: Financial Statement and Supplementary Data – Note 2 for additional disclosures regarding our Osprey Sponsor Interest.

FINANCIAL PRESENTATION

Our combined consolidated financial statements contain our accounts and those of our combined consolidated subsidiaries as of December 31, 2017. We determined that ARP (through the Plan Effective Date, as discussed further below) and AGP are variable interest entities (“VIE’s”) based on their respective partnership agreements, our power, as the general partner, to direct the activities that most significantly impact each of their respective economic performance, and our ownership of each of their respective incentive distribution rights. Accordingly, we consolidated the financial statements of ARP (until the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP into our combined consolidated financial statements. As the general partner for both ARP (through the Plan Effective Date) and AGP, we have unlimited liability for the obligations of ARP (through the Plan Effective Date) and AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interests in ARP (through the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP are reflected as (income) loss attributable to non-controlling interests in the combined consolidated statements of operations and as a component of unitholders’ equity on the combined consolidated balance sheets. All material intercompany transactions have been eliminated.

Throughout this section, when we refer to “our” combined consolidated financial statements, we are referring to the combined consolidated results for us, our wholly-owned subsidiaries and the consolidated results of ARP (as applicable) and AGP, adjusted for non-controlling interests in ARP and AGP.

ARP Restructuring, Emergence from Chapter 11 Proceedings, and VIE Considerations

On July 25, 2016, we, solely with respect to certain sections thereof, along with ARP and certain of its subsidiaries, entered into a restructuring support Agreement with certain of ARP’s and such subsidiaries’ lenders to support ARP’s restructuring pursuant to a pre-packaged plan of reorganization (the “Plan”).

On July 27, 2016, ARP and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court,” and the cases commenced thereby, the “Chapter 11 Filings”). The cases commenced thereby were jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

On August 26, 2016, an order confirming the Plan was entered by the Bankruptcy Court. On September 1, 2016, (the “Plan Effective Date”), pursuant to the Plan, Titan emerged.

In connection with ARP’s Chapter 11 Filings on July 27, 2016, we deconsolidated ARP’s financial statements from our combined consolidated financial statements, as we no longer had the power to direct the activities that most significantly impacted ARP’s economic performance; however, we retained the ability to exercise significant influence over the operating and financial decisions of ARP and therefore applied the equity method of accounting for our investment in ARP up to the Plan Effective Date. As a result of these changes, our combined consolidated financial statements subsequent to ARP’s Chapter 11 Filings will not be comparable to our combined consolidated financial statements prior to ARP’s Chapter 11 Filings. Our financial results for future periods following the application of equity method accounting will be different from historical trends and the differences may be material.

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

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by key trends in natural gas and oil production markets. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Throughout 2017, the natural gas, oil and natural gas liquids commodity price markets were marked by volatility. While we anticipate continued high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves. The economics of drilling new oil wells across the our acreage position in the Eagle Ford shale in South Texas have improved substantially over the last twelve months, driven by both a rise in oil prices, as well as significant advancements in drilling and completion technology.

AGP’s future gas and oil reserves, production, cash flow, ability to make payments on our obligations and our ability to make distributions to their unitholders, depend on its success in producing our current reserves efficiently, developing its existing acreage and acquiring additional proved reserves economically. We face the challenge of natural production declines and volatile natural gas, oil and NGL prices. As initial reservoir pressures are depleted, natural gas and oil production from particular wells decrease. We attempt to overcome this natural decline by drilling to find additional reserves and acquiring more reserves than we produce. To the extent we would not have access to sufficient capital, our ability to drill and acquire more reserves would be negatively impacted.

For additional information, please see “Liquidity and Ability to Continue as a Going Concern.”

RESULTS OF OPERATIONS

Gas and Oil Production

We deconsolidated ARP for financial reporting purposes as of the date of the Chapter 11 Filings and therefore our 2016 combined consolidated financial statements will not be comparable to our 2017 and 2015 combined consolidated financial statements.

Production Profile. Currently, our gas and oil production revenues and expenses consist of our gas and oil production activities derived from our wells drilled in the Eagle Ford, Marble Falls and Mississippi Lime plays. We have established production positions in the following operating areas:

•	the Eagle Ford Shale in southern Texas, an oil-rich area, in which we acquired acreage in November 2014, where we derive over 92% of our production volumes and 96% of our revenues;
•	the Marble Falls play in the Fort Worth Basin in northern Texas, in which we own acreage and producing wells, which contains liquids rich natural gas and oil, and;
•	the Mississippi Lime play in northwestern Oklahoma, an oil and NGL-rich area.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the periods indicated:

	Years Ended December 31,
	2017	2016(2)	2015
Production:(1)
Atlas Resource Partners: (1)
Natural gas (MMcf)	—	38,774	79,064
Oil (MBbls)	—	867	1,876
NGLs (MBbls)	—	476	1,151
Total (MMcfe)	—	46,832	97,226
Atlas Growth Partners:
Natural gas (MMcf)	114	154	203
Oil (MBbls)	143	293	244

	Years Ended December 31,
	2017	2016(2)	2015
NGLs (MBbls)	20	27	30
Total (MMcfe)	1,092	2,070	1,842
Total production:
Natural gas (MMcf)	114	38,928	79,267
Oil (MBbls)	143	1,160	2,119
NGLs (MBbls)	20	502	1,181
Total (MMcfe)	1,092	48,902	99,069
Production per day:
Atlas Resource Partners:
Natural gas (Mcfd)	—	105,940	216,613
Oil (Bpd)	—	2,370	5,139
NGLs (Bpd)	—	1,300	3,155
Total (Mcfed)	—	127,956	266,374
Atlas Growth Partners:
Natural gas (Mcfd)	313	422	557
Oil (Bpd)	392	799	667
NGLs (Bpd)	55	73	81
Total (Mcfed)	2,993	5,657	5,047
Total production per day:
Natural gas (Mcfd)	313	106,362	217,170
Oil (Bpd)	392	3,169	5,806
NGLs (Bpd)	55	1,373	3,236
Total (Mcfed)	2,993	133,612	271,421

(1)	We deconsolidated ARP for financial reporting purposes as of July 27, 2016 (the date of ARP’s Chapter 11 Filings) and therefore our 2016 results will not be comparable to our 2017 and 2015 results.

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

	Years Ended December 31,
	2017	2016(3)	2015
Production revenues (in thousands):
Atlas Resource Partners:(3)
Natural gas revenue	$—	$74,320	$217,236
Oil revenue	—	38,628	122,273
NGLs revenue	—	5,194	17,490
Total revenues	$—	$118,142	$356,999
Atlas Growth Partners:
Natural gas revenue	$322	$358	$518
Oil revenue	7,117	11,121	10,959
NGLs revenue	402	372	369
Total revenues	$7,841	$11,851	$11,846
Total production revenues: (3)
Natural gas revenue	$322	$74,678	$217,754
Oil revenue	7,117	49,749	133,232
NGLs revenue	402	5,566	17,859
Total revenues	$7,841	$129,993	$368,845

Average sales price, unhedged :
Atlas Resource Partners:
Natural gas (per Mcf) (1)	$—	$1.83	$2.23
Oil (per Bbl)	$—	$36.31	$44.19
NGLs (per Bbl)	$—	$10.66	$12.77
Atlas Growth Partners:
Natural gas (per Mcf)	$2.83	$2.32	$2.55
Oil (per Bbl)	$51.97	$38.00	$44.98
NGLs (per Bbl)	$20.19	$13.87	$12.51

Production costs (per Mcfe): (3)
Atlas Resource Partners: (3)
Lease operating expenses(2)	$—	$1.20	$1.34
Production taxes	—	0.19	0.19
Transportation and compression	—	0.23	0.24
	$—	$1.62	$1.76
Atlas Growth Partners:
Lease operating expenses(2)	$1.76	$0.86	$0.83
Production taxes	0.50	0.32	0.31
Transportation and compression	0.05	0.11	0.07
	$2.32	$1.28	$1.21
Total production costs: (3)
Lease operating expenses(2)	$1.76	$1.18	$1.33
Production taxes	0.50	0.19	0.19
Transportation and compression	0.05	0.23	0.23
	$2.32	$1.60	$1.75
(1)

Excludes the impact of subordination of ARP’s production revenue to investor partners within its Drilling Partnerships for each of the periods presented. Including the effect of this subordination, ARP’s average realized gas sales price was $3.41 per Mcf ($1.66 per Mcf before the effects of financial hedging) and $3.36 per Mcf ($2.19 per Mcf before the effects of financial hedging) for the years ended December 31, 2016 and 2015, respectively.

(2)

Excludes the effects of ARP’s proportionate share of lease operating expenses associated with subordination of its production revenue to investor partners within its Drilling Partnerships for each of the periods presented. Including the effects of these costs, ARP’s total lease operating expenses per Mcfe were $1.16 per Mcfe ($1.58 per Mcfe for total production costs) and $1.32 per Mcfe ($1.74 per Mcfe for total production costs) for the years ended December 31, 2016 and 2015, respectively. Including the effects of these costs, total lease operating expenses per Mcfe were $1.14 per Mcfe ($1.56 per Mcfe for total production costs) and $1.31 per Mcfe ($1.73 per Mcfe for total production costs) for the years ended December 31, 2016 and 2015, respectively.

(4)	We deconsolidated ARP for financial reporting purposes as of July 27, 2016 (the date of ARP’s Chapter 11 Filings) and therefore our 2016 results will not be comparable to our 2017 and 2015 results.

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Gas and oil production revenues	$7,841	$129,993	$368,845
Gas and oil production costs	$2,528	$(78,034)	$(171,882)

Our production revenues were lower in the year ended December 31, 2017 as a result of a $118.1 million decrease in ARP’s revenues due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, and a $4.0 million decrease in AGP’s revenues attributable to production from AGP’s Eagle Ford operations, primarily related to natural production decline without AGP having drilled any additional wells to offset such decline.

Our production costs were lower in the year ended December 31, 2017 as a result of a $75.4 million decrease in ARP’s gas and oil production costs due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented, and a $0.1 million decrease in AGP’s gas and oil production costs attributable a decrease in maintenance, materials, and treating costs in AGP’s Marble Falls operations.

Our production revenues were lower for the year ended December 31, 2016 as compared to the prior year period primarily due to decreases in all ARP operating areas attributable to lower production volumes and decreases in oil and NGL commodity prices compared to the prior year period. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented. AGP’s gas and oil production revenues for the year ended December 31, 2016 were comparable to the prior year period consisting of a $0.9 million increase attributable to production from AGP’s Eagle Ford operations, primarily related to two more wells being turned in line during 2016 and a full year of production for the wells that were turned in line during 2015, partially offset by an $0.8 million decrease attributable to AGP’s Marble Falls operations primarily related to lower volumes and a $0.1 million decrease attributable to AGP’s Mississippi Lime operations primarily related to lower volumes.

Our production costs were lower in the year ended December 31, 2017 as compared to the prior year period primarily due to ARP’s efforts to reduce operating costs in each of its areas of production. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented. AGP’s gas and oil production expenses for the year ended December 31, 2016 were comparable to the prior year period consisting of a $1.1 million increase attributable to AGP’s Eagle Ford operations, partially offset by a decrease of $0.7 million attributable to AGP’s Marble Falls operations.

ARP’s Drilling Partnership Management

The following table presents the amounts of revenues and the related costs associated with these revenues during the periods indicated (dollars in thousands). We deconsolidated ARP for financial reporting purposes as of the date of the Chapter 11 Filings and therefore our 2016 combined consolidated financial statements will not be comparable to our 2017 and 2015 combined consolidated financial statements.

	Years Ended December 31,
	2017	2016	2015
ARP’s Drilling Partnership management revenues	$—	$25,009	$115,570
ARP’s Drilling Partnership management expenses	—	(18,331)	(85,301)
ARP’s Drilling Partnership management gross profit margin	$—	$6,678	$30,269

Other Revenues and Expenses

	Years Ended December 31
	2017	2016	2015
	(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$310	$(18,601)	$268,085
Other, net	900	757	993

Other Expenses
General and administrative:
Atlas Energy Group	$534	$5,528	$30,862
Atlas Growth Partners	4,944	9,918	12,739
Atlas Resource Partners	—	41,013	65,968
Total general and administrative	$5,478	$56,459	$109,569
Depreciation, depletion and amortization:
Atlas Growth Partners	$3,576	$14,868	$8,951
Atlas Resource Partners	—	67,513	157,978
Total depreciation, depletion and amortization	$3,576	$82,381	$166,929
Asset impairment:
Atlas Growth Partners	—	41,879	$7,346
Atlas Resource Partners	—	—	966,635
Total asset impairment	$—	41,879	$973,981
Interest expense:
Atlas Energy Group	$20,937	$14,861	$23,525
Atlas Resource Partners	—	68,883	102,133
Total interest expense	$20,937	$83,744	$125,658
Gain (loss) on asset sales and disposal:
Atlas Energy Group	$—	$—	$—
Atlas Resource Partners	—	(469)	(1,181)
Total gain (loss) on asset sales and disposal	$—	$(469)	$(1,181)
(Gain) loss on extinguishment of debts, net:
Atlas Energy Group	$—	$6,080	$4,726
Atlas Resource Partners	—	(26,498)	—
Total (gain) loss on extinguishment of debts, net	$—	$(20,418)	$4,726
Reorganization items, net – Atlas Resource Partners	$—	21,649	$—
Gain on deconsolidation of Atlas Resource Partners, L.P.	—	46,951	—
Other income (loss):
Atlas Energy Group	6,855
Atlas Growth Partners	—	(5,383)	—
Atlas Resource Partners	—	(6,156)	—
Total other loss	$6,855	$11,539	$—
(Income) loss attributable to non-controlling interests	2,792	176,854	649,316

Gain (Loss) on Mark-to-Market Derivatives. We recognize changes in the fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our combined consolidated statements of operations. The recognized gains during the year ended December 31, 2017 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end. The recognized losses and gains during the years ended December 31, 2016 and 2015, respectively, were related to the changes in oil prices during the years ended December 31, 2016 and 2015 as compared to the prior year periods. In addition, we deconsolidated ARP as of July 27, 2016 which affects the comparability of the periods presented.

General and Administrative. Our $5.0 million decrease in general and administrative expenses in the year ended December 31, 2017, was due to a $5.1 million decrease in stock compensation expense related to the forfeiture of employee awards due to Titan’s completion of the majority of sale of its Appalachian assets and reductions in workforce and a $0.7 million decrease in non-recurring transaction costs, partially offset by a $0.7 million increase in salaries and wages and a $0.2 million increase in other corporate activities. ARP’s $41.0 million decrease in general and administrative expenses in year ended December 31, 2017 was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s decrease in general and administrative expenses in the year ended December 31, 2017 was due to a $5.0 million decrease in salaries, wages and other corporate activity costs allocated to us as a result of the suspension of our current primary offering efforts and management’s plan to reduce general and administrative expenses.

Our $25.3 million decrease in general and administrative expenses for the year ended December 31, 2016 was primarily due to a $17.1 million decrease in non-recurring transaction costs attributable to our spin-off from Atlas Energy during the prior year period, a $6.2 million decrease in salaries, wages and benefits, a $1.3 million decrease in other corporate activities and a $0.7 million increase in stock compensation expense. ARP’s $25.0 million decrease in general and administrative expenses for the year ended December 31, 2016 as compared to the prior year period is due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s decrease in general and administrative expenses for the year ended December 31, 2016 as compared to the prior year period was due to a $2.8 million decrease in salaries, wages and other corporate activity costs allocated by us and ARP/Titan to AGP in connection with the completion of AGP’s private placement offering in June 2015.

Depreciation, Depletion and Amortization. ARP’s decrease in depreciation, depletion and amortization in the current year ended December 31, 2017 was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s decrease in depreciation, depletion and amortization for the current year as compared to the prior year was primarily due to a $11.3 million decrease in its depletion expense resulting from the asset impairments recorded in the 4th quarter of 2016, which lowered our depletable base, and lower production volumes.

ARP’s decrease in depletion expense and depletion expense per Mcfe for the year ended December 31, 2016 as compared to the prior year period was due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented. AGP’s increases in depletion expense, depletion expenses as a percentage of gas and oil revenues and depletion expenses per Mcfe for the year ended December 31, 2016 as compared to the prior year period were primarily due to an increase in AGP’s depletion expense associated with the expansion of AGP’s Eagle Ford operations, partially offset by a decrease in oil volumes from AGP’s Marble Falls operations.

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

Interest Expense. The increase in our interest expense in year ended December 31, 2017 consisted of a $7.6 million increase of paid-in-kind interest on our credit agreements, partially offset by a $1.1 million decrease in interest on the original term loans with Riverstone and a $0.3 million decrease in amortization of our deferred financing costs. ARP’s $68.9 million decrease in interest expense in the year ended December 31, 2017 was due to our deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented.

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

Gain (Loss) on Early Extinguishment of Debt. The decrease in our loss on early extinguishment of debt in the year ended December 31, 2017 was due to $3.7 million of accelerated amortization of deferred financing costs and $2.4 million of prepayment penalties related to the restructuring of our original term loans with Riverstone in the first quarter of 2016. ARP’s $26.5 million decrease in gain on early extinguishment of debt was related to the repurchase of a portion of ARP’s senior notes in the first quarter of 2016.

Reorganization Items, Net. The $21.6 million in ARP’s reorganization items, net for the year ended December 31, 2016 represented incremental costs incurred as a result of ARP’s Chapter 11 Filings.

Gain on deconsolidation of Atlas Resource Partners, L.P. As a result of deconsolidating ARP and recording our equity method investment in ARP at a fair value of zero on the date of the Chapter 11 Filings, we recognized a $47.0 million non-cash gain, which is recorded in gain on deconsolidation of ARP on our condensed combined consolidated statements of operations for the year ended December 31, 2016.

Other income (loss). Our $6.9 million other income for the year ended December 31, 2017 represents a net gain on sale from the Lightfoot transaction.  AGP’s $5.3 million loss for the year ended December 31, 2016 was due to AGP’s $5.3 million write-off of issuer costs related to its decision to suspend its primary offering efforts in light of new regulations and the challenging fund raising environment until such time as market participants have had an opportunity to ascertain the impact of such issues. ARP’s $6.2 million loss for the year ended December 31, 2016 represents a non-cash loss, net of consolidation and transfer adjustments, of certain Drilling Partnerships’ consolidation and transfer of oil and gas properties and asset retirement obligations to ARP during the period.

Loss Attributable to Non-Controlling Interests. The decrease in loss attributable to non-controlling interests in the year ended December 31, 2017 was primarily due to the deconsolidation of ARP as of July 27, 2016, which affects the comparability of the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

See “Liquidity and Ability to Continue as a Going Concern” section above for additional disclosures regarding our liquidity and financial condition.

Cash Flows

	Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities............	$(2,102)	$179,097	$7,065
Net cash provided by (used in) investing activities.....................	24,669	(28,913)	(277,915)
Net cash (used in) provided by financing activities............	(21,647)	(169,389	243,706

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

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
•

an increase of $75.4 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production and ARP’s Drilling partnership management revenue activities, and collections net of payments for our royalties, ARP’s Drilling partnership management expense activities, lease operating expenses, gathering, processing and transportation expenses, severance taxes, and general and administrative expenses; and

•	a decrease of cash settlement receipts of $99.4 million on commodity derivative contracts.

Cash Flows From Investing Activities:

The change in cash flows used in investing activities when compared with the comparable prior year period was primarily due to a decrease of $27.7 million in capital expenditures related to ARP’s and AGP’s drilling activities, partially offset by $28.0 million net proceeds from the Lightfoot transaction and $3.3 million net cash paid for investment in Joliet.

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
•

a decrease of $1.0 million in distributions paid to preferred unitholders primarily due to the suspension of distributions for the Series A preferred units in the first quarter of 2016; partially offset by;

•	a $21.6 million increase in repayments under our credit facilities.

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

Capital Requirements

At December 31, 2017, the capital requirements of our natural gas and oil production primarily consist of expenditures to maintain or increase production margin in future periods, as well as land, gathering and processing, and other non-drilling capital expenditures

As of December 31, 2017, our subsidiaries did not have any commitments for drilling and completion and capital expenditures, excluding acquisitions.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we did not have any off-balance sheet commitment arrangements for our drilling and completion and capital expenditures.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables summarize our and our subsidiaries contractual obligations at December 31, 2017 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual cash obligations:
ATLS total debt	$80,218	$80,218	$—	$—	$—
ATLS interest on total debt(1)	20,889	20,889	—	—	—
Total contractual cash obligations	$101,107	$101,107	$—	—	$—

(1)

Interest expense on total debt includes our estimated cash and paid-in-kind interest for the next four months on our First Lien Credit Agreement and twelve months on our Second Lien Credit Agreement as both of our debts are classified as current liabilities. Actual interest expense may be different than our estimates depending upon the timing and outcome of transactions related to our debts.

CREDIT FACILITIES

As of December 31, 2017, we had not guaranteed any of our subsidiaries’ obligations or debt instruments.

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

The outstanding loans under the First Lien Credit Agreement were bifurcated between the existing First Lien Credit Agreement and the new Second Lien Credit Agreement (defined below), with $35.0 million and $35.8 million (including $2.4 million in deemed prepayment premium) in borrowings outstanding, respectively.  See Item 8: Financial Statement and Supplementary Data – Note 5 for additional disclosures regarding our First Lien Credit Agreement’s terms and provisions.

As of December 31, 2017 we have $20.7 million of outstanding indebtedness under the First Lien Credit Agreement, which is scheduled to mature on June 30, 2018.

See “Liquidity and Ability to Continue as a Going Concern” above for additional disclosures regarding our liquidity and financial condition.

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement. The Second Lien Credit Agreement also has an unamortized discount of $0.9 million as of September 30, 2017, related to the 4,668,044 warrants issued in connection with the Second Lien Credit Agreement. See Item 8: Financial

Statement and Supplementary Data – Note 5 for additional disclosures regarding our Second Lien Credit Agreement’s terms and provisions.

As of December 31, 2017, we had $59.6 million of outstanding indebtedness under the Second Lien Credit Agreement, which is scheduled to mature on March 30, 2019.

See “Liquidity and Ability to Continue as a Going Concern” section above for additional disclosures regarding our liquidity and financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion and impairment of gas and oil properties, and fair value of derivative instruments. We summarize our significant accounting policies within our consolidated financial statements included in Item 8: Financial Statements and Supplementary Data – Notes 2, 3 and 5 included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

Our depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for leasehold acquisition costs are based on estimated proved reserves, and depletion rates for well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of undeveloped and developed producing properties. Capitalized costs of developed producing properties in each field are aggregated to include our costs of property interests in joint venture wells, wells drilled solely by us for our interests, properties purchased and working interests with other outside operators.

We review our gas and oil properties for impairment whenever events or changes in circumstances indicate that the net carrying amount of an asset may not be recoverable. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing our services or for our products; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are discussed under Item 1A: Risk Factors in this report.  If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.

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

Reserve Estimates

Our estimates of proved natural gas, oil and natural gas liquids reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas, oil and natural gas liquids prices, drilling and operating expenses, capital expenditures and availability of funds. The accuracy of these reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. We engaged independent third-party reserve engineers to prepare annual reports of our proved reserves (see Item 2: Properties).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Item 8: Financial Statements and Supplementary Data – Note 2 to the consolidated financial statements for additional information related to recently issued accounting standards.

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

We are exposed to various market risks, principally changes in commodity prices. These risks can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodic use of derivative financial instruments such as forward contracts and swap agreements. The following analysis presents the effect on our results of operations, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 2017. Only the potential impact of hypothetical assumptions was analyzed. The analysis does not consider other possible effects that could impact our business.

Interest Rate Risk. As of December 31, 2017, we had $79.4 million of outstanding borrowings under our credit agreements. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our combined consolidated interest expense for the year ending December 31, 2018 by $0.8 million.

Commodity Price Risk. Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the year ending December 31, 2018 of $0.5 million, net of non-controlling interests.

As of December 31, 2017, AGP had the following commodity derivatives:

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)
2018	74,500	$52.510

(1)	Volumes for crude oil are stated in barrels.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Unitholders

Atlas Energy Group, LLC

Opinion on the financial statements

We have audited the accompanying combined consolidated balance sheets of Atlas Energy Group, LLC. (a Delaware limited liability company) and subsidiaries and affiliates as defined in Note 1 (the “Company”) as of December 31, 2017 and 2016, the related combined consolidated statements of operations, comprehensive income (loss) changes in unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net working capital deficiency and its sources of liquidity are not currently sufficient to satisfy its obligations under its credit agreements. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Cleveland, Ohio

May 8, 2018

ATLAS ENERGY GROUP, LLC

COMBINED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,929	$12,009
Accounts receivable	564	835
Prepaid expenses and other	160	40
Total current assets	13,653	12,884
Property, plant and equipment, net	65,293	68,899
Other assets, net	5,102	23,293
Total assets	$84,048	$105,076
LIABILITIES AND UNITHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	332	890
Advances from affiliates	9,602	4,147
Current portion of derivative payable	497	284
Accrued interest	23	28
Accrued liabilities	7,948	12,050
Current portion of long-term debt	79,350	81,100
Total current liabilities	97,752	98,499
Long-term derivative liability	—	280
Asset retirement obligations and other	1,968	4,863
Commitments and contingencies (Note 9)
Unitholders’ equity (deficit):
Common unitholders’ equity (deficit)	(84,900)	(115,734)
Series A preferred equity	—	45,148
Warrants	1,868	1,868
	(83,032)	(68,718)
Non-controlling interests	67,360	70,152
Total unitholders’ equity (deficit)	(15,672)	1,434
Total liabilities and unitholders’ equity (deficit)	$84,048	$105,076

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC

COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Gas and oil production	$7,841	$129,993	$368,845
ARP Drilling Partnerships management	—	25,009	115,570
Gain (loss) on mark-to-market derivatives	310	(18,601)	268,085
Other, net	900	757	993
Total revenues	9,051	137,158	753,493
Costs and expenses:
Gas and oil production	2,528	78,034	171,882
ARP Drilling Partnerships management	—	18,331	85,301
General and administrative	5,478	56,459	109,569
Depreciation, depletion and amortization	3,576	82,381	166,929
Asset impairment	—	41,879	973,981
Total costs and expenses	11,582	277,084	1,507,662
Operating loss	(2,531)	(139,926)	(754,169)
Interest expense	(20,937)	(83,744)	(125,658)
Gain (loss) on early extinguishment of debt, net	—	20,418	(4,726)
Reorganization items, net	—	(21,649)	—
Gain on deconsolidation of Atlas Resource Partners, L.P.	—	46,951	—
Other income (loss)	6,855	(12,008)	(1,181)
Net loss	(16,613)	(189,958)	(885,734)
Preferred unitholders’ dividends	—	(339)	(3,360)
Net loss attributable to non-controlling interests	2,792	176,854	649,316
Net loss attributable to unitholders’ interests	$(13,821)	$(13,443)	$(239,778)
Allocation of net loss attributable to unitholders’/owner’s interests:
Portion applicable to owner’s interest (period prior to the transfer of assets on February 27, 2015)	$—	$—	$(10,475)
Portion applicable to unitholders’ interests (period subsequent to the transfer of assets on February 27, 2015)	(13,821)	(13,443)	(229,303)
Net loss attributable to unitholders per common unit (Note 2):
Basic	$(0.50)	$(0.52)	$(8.82)
Diluted	$(0.50)	$(0.52)	$(8.82)
Weighted average common units outstanding (Note 2):
Basic	29,965	26,035	26,011
Diluted	29,965	26,035	26,011

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC

COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(16,613)	$(189,958)	$(885,734)
Other comprehensive loss:
Derivative instruments designated as cash flow hedges:
Reclassification adjustment for gains due to impairment	—	—	(85,768)
Reclassification to mark-to-market gains	—	(10,540)	(86,328)
Reclassification to gain on deconsolidation of Atlas Resource Partners, L.P.	—	(1,949)	—
Total other comprehensive loss	—	(12,489)	(172,096)
Comprehensive loss	(16,613)	(202,447)	(1,057,830)
Comprehensive loss attributable to non-controlling interests	2,792	185,059	771,688
Comprehensive loss attributable to unitholders’ interest	$(13,821)	$(17,388)	$(286,142)

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC

COMBINED CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS’ EQUITY (DEFICIT)

(in thousands, except unit data)

	Series A Preferred Equity		Common Unitholders’ Equity (Deficit)		Owner’s	Warrants		Accumulated Other Comprehensive	Non- Controlling	Total Unitholders’ Equity
	Units	Amount	Units	Amount	Equity	Units	Amount	Income	Interest	(Deficit)
Balance at January 1, 2015	—	—	—	—	$147,308	—	—	54,008	713,899	915,215
Net loss attributable to owner’s interest prior to the transfer of assets on February 27, 2015	—	—	—	—	(10,475)	—	—	—	—	(10,475)
Net distribution to owner’s interest prior to the transfer of assets on February 27, 2015	—	—	—	—	(19,758)	—	—	—	—	(19,758)
Net assets contributed by owner to Atlas Energy Group, LLC	—	—	26,010,766	117,075	(117,075)	—	—	—	—	—
Issuance of units	1,621,427	40,536	—	(536)	—	—	—	—	228,880	268,880
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(116,621)	(116,621)
Net issued and unissued units under incentive plan	—	—	—	5,348	—	—	—	—	5,056	10,404
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	—	—	—	—	—	(558)	(558)
Distribution payable	—	(338)	—	—	—	—	—	—	11,248	10,910
Gain on sale from subsidiary unit issuances	—	—	—	4,268	—	—	—	—	(4,268)	—
Dividends paid to preferred equity unitholders	—	(2,683)	—	—	—	—	—	—	—	(2,683)
Other comprehensive loss	—	—	—	—	—	—	—	(49,724)	(122,372)	(172,096)
Net loss	—	3,360	—	(229,303)	—	—	—	—	(649,316)	(875,259)
Balance at December 31, 2015	1,621,427	$40,875	26,010,766	$(103,148)	—	—	$—	$4,284	$65,948	$7,959
Issuance of units and warrants	184,431	4,611	—	(4,611)	—	4,668,044	1,868	—	1,746	3,614
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(20,844)	(20,844)
Net issued and unissued units under incentive plan	—	—	33,826	5,287	—	—	—	—	(298)	4,989
Distribution equivalent rights paid on unissued units under incentive plans	—	—	—	—	—	—	—	—	(11)	(11)
Distribution payable	—	338	—	—	—	—	—	—	3,392	3,730
Gain on sale from subsidiary unit issuances	—	—	—	181	—	—	—	—	(181)	—
Dividends paid to preferred equity unitholders	—	(1,015)	—	—	—	—	—	—	—	(1,015)
Other comprehensive loss	—	—	—	—	—	—	—	(2,335)	(8,205)	(10,540)
Net income (loss)	—	339	—	(13,443)	—	—	—	—	(176,854)	(189,958)
Deconsolidation of Atlas Resource Partners, L.P.	—	—	—	—	—	—	—	(1,949)	205,459	203,510
Balance at December 31, 2016	1,805,858	$45,148	26,044,592	$(115,734)	$—	4,668,044	$1,868	$—	$70,152	$1,434
Issuance of units	85,760	2,144	—	(2,144)	—	—	—	—	—	—
Net issued and unissued units under incentive plan	—	—	17,226	(493)	—	—	—	—	—	(493)
Conversion of Series A preferred units	(1,891,618)	(47,292)	5,911,304	47,292	—	—	—	—	—	—
Net loss	—	—	—	(13,821)	—	—	—	—	(2,792)	(16,613)
Balance at December 31, 2017	—	$—	31,973,122	$(84,900)	$—	4,668,044	$1,868	$—	67,360	$(15,672)

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,613)	$(189,958)	$(885,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	3,576	82,381	166,929
Asset impairment	—	41,879	973,981
Gain on early extinguishment of debts, net	—	(20,418)	4,726
(Gain) loss on derivatives	217	674	(227,155)
Amortization of deferred financing costs and debt discount	690	15,331	34,083
Non-cash compensation expense	(493)	5,778	10,324
Paid-in-kind interest	19,258	11,721	—
Other loss	—	11,922	1,181
Non cash gain on deconsolidation of ARP	—	(46,951)	—
Gain on Lightfoot transaction	(9,908)	—	—
Distributions paid to non-controlling interests	—	(20,844)	(117,179)
Equity income in unconsolidated companies	(900)	(549)	(742)
Distributions received from unconsolidated companies	1,574	1,873	2,847
Changes in operating assets and liabilities:
Monetization of ARP’s derivatives	—	243,552	—
Accounts receivable, prepaid expenses and other	(328)	76,023	123,531
Advances to/from affiliates	5,455	4,147	4,390
Accounts payable and accrued liabilities	(4,630)	(37,464)	(84,117)
Net cash provided by (used in) operating activities	(2,102)	179,097	7,065
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(27,757)	(156,360)
Net cash paid for acquisitions	—	—	(120,332)
Cash paid for investment in Joliet Terminals	(3,337)	—	—
Proceeds from Lightfoot transaction	28,006	—	—
Other	—	(1,156)	(1,223)
Net cash provided by (used in) investing activities	24,669	(28,913)	(277,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facilities	—	—	859,890
Repayments under term loan facilities	—	(4,250)	(808,903)
Borrowings under ARP’s revolving credit facility	—	135,000	—
Repayments under credit facilities	(21,601)	—	—
Repayments under ARP’s revolving credit facility	—	(291,191)	—
ARP senior note repurchases	—	(5,528)	—
Net proceeds from issuance of Series A units	—	—	40,000
Net proceeds from issuance of our subsidiaries’ units to the public	—	1,746	208,902
Dividends to preferred unitholders	—	(1,015)	(2,683)
Net investment from (distributions to) Atlas Energy	—	—	(19,758)
Deferred financing costs, distribution equivalent rights and other	(46)	(4,151)	(33,742)
Net cash provided by (used in) financing activities	(21,647)	(169,389)	243,706
Net change in cash and cash equivalents	920	(19,205)	(27,144)
Cash and cash equivalents, beginning of year	12,009	31,214	58,358
Cash and cash equivalents, end of period	$12,929	$12,009	$31,214

See accompanying notes to combined consolidated financial statements.

ATLAS ENERGY GROUP, LLC

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

We are a publicly traded (OTCQB: ATLS) Delaware limited liability company formed in October 2011.

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

Our operations primarily consist of our ownership interests in the following:

•

All of the incentive distribution rights, an 80.0% general partner interest and a 2.1% limited partner interest in Atlas Growth Partners, L.P. (“AGP”), a Delaware limited partnership and an independent developer and producer of natural gas, crude oil and NGLs with operations primarily focused in the Eagle Ford Shale in South Texas;

•

A 12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and a 15.9% general partner interest in Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”), the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors. Lightfoot focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. See Note 2 for further disclosures regarding Lightfoot;

•

A membership interest in the founder shares of Osprey Sponsor, LLC (“Osprey Sponsor”) received in August 2017. Osprey Sponsor is the sponsor of Osprey Energy Acquisition Corp (“Osprey”). We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. See Note 2 for further disclosures regarding Osprey and Osprey Sponsor;

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

•

Through August 31, 2016, 100% of the general partner Class A units, all of the incentive distribution rights, and an approximate 23.3% limited partner interest in ARP.  As discussed further below, ARP was the predecessor to the business and operations of Titan.

At December 31, 2017, we had 31,973,122 common units issued and outstanding. The common units are a class of limited liability company interests in us. The holders of common units are entitled to participate in company distributions and exercise the rights or privileges available to holders of common units as outlined in the LLC Agreement.

The Company will continue as a limited liability company until dissolved under the LLC Agreement. The LLC Agreement specifies the manner in which the Company will make cash distributions to holders of common units and other partnership securities (see Note 11).

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

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Our combined consolidated financial statements for the years ended December 31, 2017 and 2016, subsequent to the transfer of assets on February 27, 2015, include our accounts and accounts of our subsidiaries. Our combined consolidated financial statements for the portion of 2015 that was prior to the transfer of assets on February 27, 2015 was derived from the separate records maintained by Atlas Energy and may not necessarily be indicative of the conditions or results of operations that would have existed if we had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all the various entities we comprise, Atlas Energy’s net investment in us is shown as equity in the combined consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the combined consolidated balance sheets and related combined consolidated statements of operations. Such estimates included allocations made from the historical accounting records of Atlas Energy, based on management’s best estimates, in order to derive our financial statements for the portion of 2015 that was prior to the transfer of assets on February 27, 2015. Actual balances and results could be different from those estimates. We have identified our transactions with other Atlas Energy operations in the combined consolidated financial statements as transactions between affiliates.

We determined that ARP (through the Plan Effective Date, as discussed further below) and AGP are variable interest entities (“VIEs”) based on their respective partnership agreements, our power, as the general partner, to direct the activities that most significantly impact each of their respective economic performance, and our ownership of each of their respective incentive distribution rights. Accordingly, we consolidated the financial statements of ARP (until the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP into our combined consolidated financial statements. Our consolidated VIEs’ operating results and asset balances are presented separately in Note 13 – Operating Segment Information. As the general partner for both ARP (through the Plan Effective Date) and AGP, we have unlimited liability for the obligations of ARP (through the Plan Effective Date) and AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interests in ARP (through the date of ARP’s Chapter 11 Filings, as discussed further below) and AGP are reflected as (income) loss attributable to non-controlling interests in the combined consolidated statements of operations and as a component of unitholders’ equity on the combined consolidated balance sheets. All material intercompany transactions have been eliminated.

In connection with ARP’s Chapter 11 Filings on July 27, 2016, we deconsolidated ARP’s financial statements from our combined consolidated financial statements, as we no longer had the power to direct the activities that most significantly impacted ARP’s economic performance; however, we retained the ability to exercise significant influence over the operating and financial decisions of ARP and therefore applied the equity method of accounting for our investment in ARP up to the Plan Effective Date. As a result of these changes, our combined consolidated financial statements subsequent to ARP’s Chapter 11 Filings will not be comparable to our combined consolidated financial statements prior to ARP’s Chapter 11 Filings. Our financial results for future periods following the application of equity method accounting will be different from historical trends and the differences may be material.

Certain reclassifications have been made to our combined consolidated financial statements for the prior year periods to conform to classifications used in the current year, specifically related to ARP’s Drilling Partnerships management, which includes all of ARP’s managing and operating activities specific to ARP’s Drilling Partnerships including well construction and completion, administration and oversight, well services and gathering and processing. We previously presented these revenue and expense items separately; however, due to the deconsolidation of ARP on the date of the Chapter 11 Filings, we have aggregated these items to be presented as one combined revenue item and one combined expense item. As a result of this change, we have restated our prior year combined consolidated statements of operations to conform to our current presentation.

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

Liquidity, Capital Resources, and Ability to Continue as a Going Concern

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in AGP, Lightfoot, and Titan and AGP’s annual management fee. However, neither Titan nor AGP are currently paying distributions.  In addition, Lightfoot completed a portion of its sale transaction that will result in lower quarterly distributions to us.  Our primary cash requirements, in addition to normal operating expenses, are for debt service and capital expenditures, which we expect to fund through operating cash flow, and cash distributions received. Accordingly, our sources of liquidity are currently not sufficient to satisfy our obligations under our credit agreements.

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern. If we are unable to remain in compliance with the covenants under our credit agreements (as described in Note 5), absent relief from our lenders, we maybe be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under our credit agreements could elect to declare all amounts outstanding immediately due and payable and could terminate all commitments to extend further credit. If an event of default occurs, we will not have sufficient liquidity to repay all of our outstanding indebtedness, and as a result, there would be substantial doubt regarding our ability to continue as a going concern.

We entered into a series of agreements with our lenders to extend the maturity date of our first lien credit agreement from September 30, 2017 to June 30, 2018.

In addition to the $20.7 million of indebtedness due June 30, 2018, we classified the remaining $59.6 million of outstanding indebtedness under our credit agreements as a current liability, based on the uncertainty regarding future covenant compliance. In total, we have $79.4 million of outstanding indebtedness under our credit agreements, which is net of $0.8 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net on our condensed consolidated balance sheet as of December 31, 2017.

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

Use of Estimates

The preparation of our combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our combined consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Our combined consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion of gas and oil properties, fair value of derivative instruments and fair value of equity method investments. In addition, such estimates included estimated allocations made from the historical accounting records of Atlas Energy in order to derive our historical financial statements, for the portion of 2015 that was prior to the transfer of assets on February 27, 2015. The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

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

See Note 3 for additional disclosures regarding property, plant and equipment.

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

See Note 3 for additional disclosures regarding impairment of property, plant and equipment.

Capitalized Interest

We capitalized interest on ARP’s borrowed funds related to capital projects only for periods that activities are in progress to bring these projects to their intended use. The weighted average interest rates used to capitalize interest on combined borrowed funds by ARP were 6.6% and 6.5% for the years ended December 31, 2016 and 2015, respectively. The aggregate amounts of interest capitalized were $5.4 million and $15.8 million for the years ended December 31, 2016 and 2015, respectively.

Derivative Instruments

We enter into certain financial contracts to manage our exposure to movement in commodity prices. The derivative instruments recorded in the consolidated balance sheets were measured as either an asset or liability at fair value. Changes in a derivative instrument’s fair value are recognized currently in our consolidated statements of operations unless specific hedge accounting criteria are met. See Note 6 for additional disclosures regarding derivative instruments.

Other Assets

Deferred financing costs related to revolving credit facility (line-of-credit) arrangements were recorded at cost, amortized over the term of the arrangement, and are presented net of accumulated amortization within other assets, net on our combined consolidated balance sheet. We had revolving credit facility deferred financing costs of $0.2 million, which were net of  $0.1 million of accumulated amortization, recorded within other assets, net on our combined consolidated balance sheets at December 31, 2016. For the years ended December 31, 2016 and 2015, amortization expense of revolving credit facility deferred financing costs was $10.0 million and $14.2 million, respectively, which was recorded within interest expense on our consolidated statements of operations. On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2 - Basis of Presentation and Principles of Consolidation and Combination), which included ARP’s $15.5 million of revolving credit facility deferred financing costs, net.

Equity Method Investments

Investment in Titan. At December 31, 2017, we had a 2% Series A Preferred interest in Titan. We account for our investment under the equity method of accounting due to our ability to exercise significant influence over Titan’s operating and financial decisions.  As of both December 31, 2017 and December 31, 2016, the net carrying amount of our investment in Titan was zero. During the year ended December 31, 2017 and for the period from the Plan Effective Date to December 31, 2016, we recognized equity method loss of zero and $0.6 million, respectively, within other, net on our combined consolidated statements of operations. On the Plan Effective Date, we recorded our equity method investment of Titan at fair value of $0.6 million, which was recorded in gain on deconsolidation of ARP on our combined consolidated statements of operations for the year ended December 31, 2016.

Investment in Lightfoot. At December 31, 2017, we had an approximate 12.0% interest in Lightfoot L.P. and an approximate 15.9% interest in Lightfoot G.P., the general partner of Lightfoot L.P. We account for our investment in Lightfoot under the equity method of accounting due to our ability to exercise significant influence over Lightfoot’s operating and financial decisions. As of December 31, 2017 and 2016, the net carrying amount of our investment in Lightfoot was zero and $18.7 million, respectively, which was included in other assets, net on our combined consolidated balance sheets. For the years ended December 31, 2017, 2016 and 2015, we recognized equity method income of $0.9 million, $1.2 million and $0.7 million, respectively, within other, net on our combined consolidated statement of operations. For the year ended December 31, 2017, 2016 and 2015, we received net cash distributions of approximately $1.6 million, $1.9 million and $2.8 million, respectively.

On August 29, 2017, Lightfoot G.P., Lightfoot L.P. and Lightfoot’s subsidiary, Arc Logistics Partners LP (NYSE: ARCX) (“Arc Logistics”), entered into a Purchase Agreement and Plan of Merger (the “Merger Agreement”) with Zenith Energy U.S., L.P. (together with its affiliates, “Zenith”), a portfolio company of Warburg Pincus, pursuant to which Zenith will acquire Arc Logistics GP LLC (“Arc GP”), the general partner of Arc Logistics (the “GP Transfer”), and all of the outstanding common units of Arc Logistics (the “Merger” and, together with the GP Transfer, the “Proposed Transaction”).

Under the terms of the Merger Agreement, Lightfoot L.P. will receive $14.50 per common unit of Arc Logistics in cash for the approximately 5.2 million common units held by it. Lightfoot G.P. will receive $94.5 million for 100% of the membership interests in Arc GP.

In December 2017, Lightfoot closed on a portion Proposed Transaction which resulted in a net distribution to us of $21.6 million.  We used the net proceeds to pay down $21.6 million of our first lien credit agreement. As a result of this transaction, we reduced our net carrying amount of our investment in Lightfoot to zero and recognized a $6.9 million net gain on the Lightfoot transaction, which is net of $3.1 million of contractual agreements, in other income on our combined consolidated statement of operations for the year ended December 31, 2017.

The remaining part of the Proposed Transaction is subject to the closing of the purchase by Zenith of a 5.51646 % interest (and, subject to certain conditions, an additional 4.16154% interest) in Gulf LNG Holdings Group, LLC (“Gulf LNG”), which owns a liquefied natural gas regasification and storage facility in Pascagoula, Mississippi, from LCP LNG Holdings, LLC, a subsidiary of Lightfoot L.P. (“LCP’). We anticipate receiving net proceeds of approximately $3.0 million from LCP selling its interest in Gulf LNG. The remaining part of the Proposed Transaction is not subject to a financing condition and closing is targeted in the second quarter of 2018. We anticipate using the proceeds from this transaction to pay down our first lien credit agreement.

Investment in ARP. As a result of deconsolidating ARP and recording our equity method investment in ARP a fair value of zero on the date of the Chapter 11 Filings, we recognized a $46.4 million non-cash gain, which is recorded in gain on deconsolidation of ARP on our condensed combined consolidated statements of operations for the year ended December 31, 2016, and includes a $61.7 million gain related to the remeasurement of our retained noncontrolling investment to fair value.  During the period after the Chapter 11 Filings through August 31, 2016, ARP generated a net loss and therefore we did not record any equity method income/(loss) based on our 25% proportionate share because such loss exceeded our investment.  Due to the cancellation of ARP’s preferred limited partnership units and common limited partnership units without the receipt of any consideration or recovery on the Plan Effective Date, we no longer hold an equity method investment in ARP.

Interest in Joliet Terminal

In connection with the closing of the first portion of Lightfoot’s Proposed Transaction in December 2017, we acquired a 1.8% ownership interest in Zenith Energy Terminals Joliet Holdings, LLC (“Joliet Terminal”) for $3.3 million. The Joliet Terminal is a unit train facility capable of unloading 85,000 barrels per day of crude oil.  The facility is located within a few miles of three major refinery complexes in the Chicago market and has direct pipeline access to one of these refineries.  The Joliet Terminal has the ability to receive and/or deliver crude and other heavy and light products through railcar, marine vessels, trucks or through its proprietary pipeline and potentially other various pipelines in the vicinity of the facility.  The Joliet Terminal has 300,000 barrels of storage capacity; however, it can be expanded to store an additional one million barrels. We account for our interest as a cost method investment.

Interest in Osprey Sponsor

At December 31, 2017, we have a membership interest in Osprey Sponsor, which is the sponsor of Osprey. We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. On July 26, 2017, Osprey, for which certain of our executives, namely Jonathan Cohen, Edward Cohen and Daniel Herz, serve as CEO, Executive Chairman and President, respectively, consummated its initial public offering. Osprey was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business transaction, one or more operating businesses or assets (a “Business Combination”) that Osprey has not yet identified. The initial public offering, including the overallotment exercised by the underwriters, generated net proceeds of $275 million through the issuance of 27.5 million units, which were contributed to a trust account and are intended to be applied generally toward consummating a Business Combination. Our membership interest in Osprey Sponsor is an allocation of 1,250,000 founder shares, consisting of 1,250,000 shares of Class B common stock of Osprey that are automatically convertible into Class A common stock of Osprey upon the consummation of a Business Combination on a one-for-one basis. Additionally, another 125,000 founder shares have been allocated to our employees other than Messrs. Cohen, Cohen and Herz.

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

We have determined that Osprey Sponsor is a VIE based on its limited liability company agreement. Through our direct interest and indirectly through the interests of our related parties, we have certain characteristics of a controlling financial interest and the power to direct activities that most significantly impact Osprey Sponsor’s economic performance; however, we are not the primary beneficiary. As a result, we do not consolidate Osprey Sponsor but rather apply the equity method of accounting as we, through our direct interest and indirectly through the interests of our related parties, have the ability to exercise significant influence over Osprey Sponsor’s operating and financial decisions. As of December 31, 2017, the net carrying amount of our interest in Osprey Sponsor was zero as our membership interest was received in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey, and we have provided a nominal amount of services to Osprey as of December 31, 2017. During the year ended December 31, 2017, we did not recognize any equity method income as Osprey Sponsor has no operations.

Rabbi Trust

In 2011, we established an excess 401(k) plan relating to certain executives. In connection with the plan, we established a “rabbi” trust for the contributed amounts. At December 31, 2017 and 2016, we reflected $1.5 million and $4.1 million, respectively, related to the value of the rabbi trust within other assets, net on our combined consolidated balance sheets, and recorded corresponding liabilities of $1.5 million and $4.1 million, respectively, as of those same dates, within asset retirement obligations and other on our combined consolidated balance sheets. During the years ended December 31, 2017 and 2016, we distributed $3.1 million and $2.3 million, respectively, to certain executives related to the rabbi trust. During the year ended December 31, 2015, no distributions were made to certain executives related to the rabbi trust.

Asset Retirement Obligations

We recognize an estimated liability for the plugging and abandonment of gas and oil wells and related facilities. We recognize a liability for future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. See Note 4 for additional disclosures regarding asset retirement obligations.

Accrued Liabilities

We had $6.6 million and $10.6 million of accrued payroll and benefit items at December 31, 2017 and 2016, respectively, which were included within accrued liabilities on our combined consolidated balance sheets.

Other Non-current Liabilities

We have two lease agreements in AGP’s Eagle Ford operating area that require us to perform certain drilling and development activities by a specified date or pay liquidated damages to maintain the leases. We determined the liquidated damages were a probable loss contingency and estimated the value of the liquidated damages enforceable under Texas law to be $0.5 million which was recorded as a non-current liability on our consolidated balance sheet as of December 31, 2016. As of December 31, 2017, we presented $0.1 million and $0.3 million as a non-current liability on our consolidated balance sheet.

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

We evaluate tax positions taken or expected to be taken in the course of preparing the respective tax returns and disallow the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. We do not believe we have any tax positions taken within our combined consolidated financial statements that would not meet this threshold. Our policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. We have not recognized any such potential interest or penalties in our combined consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.

We file Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, we are no longer subject to income tax examinations by major tax authorities for years prior to 2013 and are not currently being examined by any jurisdiction and are not aware of any potential examinations as of December 31, 2017.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to the U.S. Internal Revenue Code. Among other changes, the Tax Act includes a new deduction on certain pass-through income, a repeal of the partnership technical termination rule, and new limitations on certain deductions and credits, including interest expense deductions. Since our operations are not subject to federal income tax, the Tax Act is not expected to have a material impact on us.

Share Based Compensation Plans

We recognize all unit-based payments to employees, including grants of employee unit options, in the combined consolidated financial statements based on their fair values (see Note 12).

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

The following is a reconciliation of net income (loss) allocated to the common unitholders for purposes of calculating net income (loss) attributable to common unitholders per unit (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net loss	$(16,613)	$(189,958)	$(885,734)
Preferred unitholders’ dividends	—	(339)	(3,360)
Loss attributable to non-controlling interests	2,792	176,854	649,316
	—	—	10,475
Net loss attributable to common unitholders	(13,821)	(13,443)	(229,303)
Less: Net income attributable to participating securities – phantom units(1)	—	—	—
Net loss utilized in the calculation of net loss attributable to common unitholders per unit – diluted(1)	$(13,821)	$(13,443)	$(229,303)

(1)

Net income (loss) attributable to common unitholders for the net income (loss) attributable to common unitholders per unit calculation is net income (loss) attributable to common unitholders, less income allocable to participating securities. For the years ended December 31, 2017 and 2016, net loss attributable to common unitholder’s ownership interest was not allocated to approximately 59,000 and 330,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common unitholders per unit with those used to compute diluted net loss attributable to common unitholders per unit (in thousands):

	Years Ended December 31,
	2017	2016	2015
Weighted average number of common units—basic	29,965	26,035	26,011
Add effect of dilutive incentive awards(1)	—	—	—
Add effect of dilutive convertible preferred units and warrants(2)	—	—	—
Weighted average number of common units—diluted	29,965	26,035	26,011

(1)

For the years ended December 31, 2017 and 2016, approximately 3,117,122 and 2,986,000 phantom units, respectively, were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

(2)

For the years ended December 31, 2017 and 2016, our warrants issued in connection with the Second Lien Credit Agreement were excluded from the computation of diluted earnings attributable to common unitholders per unit because the inclusion of such warrants and units would have been anti-dilutive. For the years ended December 31, 2017 and 2016, our convertible Series A Preferred Units were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such warrants and units would have been anti-dilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. We place our temporary cash investments in high-quality short-term money market instruments and deposits with high-quality financial institutions and brokerage firms. At December 31, 2017 and 2016, we had $12.3 million and $13.9 million, respectively, in deposits at various banks, of which $11.1 million and $12.2 million, respectively, were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments to date. Cash on deposit at various banks may differ from the balance of cash and cash equivalents at period end due to certain reconciling items, including any outstanding checks as of period end.

We sell natural gas, oil, NGLs and condensate under contract to various purchasers in the normal course of business. For the year ended December 31, 2017, AGP had one customer, Shell Trading Company within its gas and oil production segment that individually accounted for approximately 91% of AGP’s natural gas, oil and NGL consolidated revenues,

excluding the impact of all financial derivative activity.   For the year ended December 31, 2016, AGP had two customers, Shell Trading Co. and Enterprise Crude Oil, LLC, within its gas and oil production segment that individually accounted for approximately 64% and 29% respectively, of AGP’s natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2015, AGP had three customers, Enterprise Crude Oil, LLC, Shell Trading Co. and Midcoast Energy Partners, within its gas and oil production segment that individually accounted for approximately 59%, 28% and 12% respectively, of AGP’s natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2016, ARP had three customers, Tenaska Marketing Ventures, Interconn Resources LLC, and Chevron, that individually accounted for approximately 29%, 15% and 14%, respectively, of its natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity. For the year ended December 31, 2015, ARP had four customers, Tenaska Marketing Ventures, Chevron, Enterprise and Interconn Resources LLC, that individually accounted for approximately 21%, 15%, 11% and 11%, respectively, of its natural gas, oil and NGL consolidated revenues, excluding the impact of all financial derivative activity.

We are subject to the risk of loss on our derivative instruments that would occur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. We maintain credit policies with regard to our counterparties to minimize their overall credit risk. These policies require (i) the evaluation of potential counterparties’ financial condition to determine their credit worthiness; (ii) the quarterly monitoring of our oil, natural gas and NGLs counterparties’ credit exposures; (iii) comprehensive credit reviews on significant counterparties from physical and financial transactions on an ongoing basis; (iv) the utilization of contractual language that affords them netting or set off opportunities to mitigate exposure risk; and (v) when appropriate, requiring counterparties to post cash collateral, parent guarantees or letters of credit to minimize credit risk. AGP’s liabilities related to derivatives as of December 31, 2017 represent financial instruments from one counterparty; which is a financial institutions that has an “investment grade” (minimum Standard & Poor’s rating of BBB+ or better) credit rating and are lenders associated with AGP’s secured credit facility. Subject to the terms of AGP’s secured credit facility, collateral or other securities are not exchanged in relation to derivatives activities with the parties in the secured credit facility.

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

Our gas and oil production operations accrue unbilled revenue due to timing differences between the delivery of natural gas, NGLs, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data and management estimates of the related commodity sales and transportation and compression fees which are, in turn, based upon applicable product prices. We had unbilled revenues at December 31, 2017 and 2016 of $0.6 million and $0.8 million, respectively, which were included in accounts receivable within our combined consolidated balance sheets.

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

In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.  We adopted the new accounting guidance on January 1, 2018 and plan to apply the measurement alternative to our interest in Joliet Terminal as there is not a readily determinable fair value for our investment.

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. We have completed our detailed contract reviews and documentation. Substantially all of our revenue is earned pursuant to agreements under which we have currently interpreted one performance obligation, which is satisfied at a point-in-time. We adopted the new accounting guidance using the modified retrospective method of adoption on January 1, 2018. We do not expect the new accounting guidance to have a material impact on our financial position, results of operations or cash flows in 2018. The new accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows from contracts with customers including disaggregation of revenues, beginning with our Form 10-Q for the three months ended March 31, 2018.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	December 31,
	2017	2016
Natural gas and oil properties:
Proved properties	$147,932	$84,631
Unproved properties	—	63,314
Support equipment and other	3,188	3,188
Total natural gas and oil properties	151,120	151,133
Less – accumulated depreciation, depletion and amortization	(85,827)	(82,234)
	$65,293	$68,899

During the years ended December 31, 2016 and 2015, we recognized $0.4 million and $21.5 million of non-cash investing activities capital expenditures, which were reflected within the changes in accounts payable and accrued liabilities on our combined consolidated statement of cash flows.  For the year ended December 31, 2016, we recognized $7.7 million of non-cash investing activities capital expenditures related to ARP’s consolidation of certain Drilling Partnerships (see Note 9), which was reflected within the changes to adjustments to reconcile net loss to net cash provided by operating activities – other (income) loss on our consolidated statement of cash flows.

As of December 31, 2017, we transferred $63.3 million of AGP’s unproved properties to proved natural gas and oil properties as management finalized capital plans for drilling and developing the wells within the Eagle Ford operating area. For the year ended December 31, 2016, we recognized $16.5 million of asset impairment related to AGP’s unproved oil and gas properties in the Eagle Ford operating area, which were impaired due to lower forecasted commodity prices and timing of capital financing and deployment for the development of our undeveloped properties.  For the year ended December 31, 2015, we recognized $6.6 million of asset impairments in unproved gas and oil properties related to ARP’s unproved acreage in the New Albany Shale, which was impaired due to expiring acerage and no intention to pursue development.

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

NOTE 4—ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of our subsidiaries’ liability for well plugging and abandonment costs for the periods indicated is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Asset retirement obligations, beginning of year	$184	$113,909	$108,101
Liabilities incurred	—	12,458	2,074
Liabilities settled	—	139	(2,591)
Accretion expense	5	3,916	6,325
Deconsolidation of ARP (Note 2)	—	(130,238)	—
Asset retirement obligations, end of year	$189	$184	$113,909

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

NOTE 5—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	December 31,
	2017	2016
First Lien Credit Agreement	$20,666	$37,962
Second Lien Credit Agreement	59,552	44,593
Debt discount, net of accumulated amortization of $1,090 and $623	(778)	(1,244)
Deferred financing costs, net of accumulated amortization of $2,704 and $2,538, respectively	(90)	(211)
Total debt, net	79,350	81,100
Less current maturities	(79,350)	(81,100)
Total long-term debt, net	$—	$—

Cash Interest. Cash payments for interest were $1.0 million, $55.8 million and $106.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
•

shorten the maturity date of the First Lien Credit Agreement to September 30, 2017, subject to an optional extension to September 30, 2018 by the Borrower, assuming certain conditions are met, including a First Lien Leverage Ratio (as defined in the First Lien Credit Agreement) of not more than 6:00 to 1:00 and a 5% extension fee. Between September 29, 2017 and April 26, 2018, we entered into a series of amendments to extend the maturity date of our First Lien Credit Agreement to June 30, 2018.

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

In December 2017, we used the proceeds from the Proposed Transaction to pay down $21.6 million of our first lien credit facility.

Second Lien Credit Agreement. Also on March 30, 2016, we and the Borrower entered into a new second lien credit agreement (the “Second Lien Credit Agreement”) with Riverstone and the Lenders. As described above, $35.8 million of the indebtedness previously outstanding under the First Lien Credit Agreement was moved under the Second Lien Credit Agreement. The Second Lien Credit Agreement also has an unamortized discount of $0.8 million as of December 31, 2017, related to the 4,668,044 warrants issued in connection with the Second Lien Credit Agreement.

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

In addition to the $20.7 million of amounts outstanding under our First Lien Credit Agreement due on June 30, 2018, we classified the $59.6 million of amounts outstanding our Second Lien Credit Agreement as a current liability, based on the uncertainty regarding future covenant compliance. In total, we have $79.4 million of outstanding indebtedness under our credit agreements, which is net of $0.8 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net on our combined consolidated balance sheet as of December 31, 2017.

The aggregate amount of our debt maturities, excluding the effect of future paid in kind interest to be accrued in accordance with the terms of the First and Second Lien Credit Agreements, is as follows (in thousands):

Years Ended December 31:
2017	$80,218
2018	—
2019	—
2020	—
2021	—
Thereafter	—
Total principal maturities	80,218
Deferred financing costs and debt discounts, net of accumulated amortization	(868)
Total debt	$79,350

NOTE 6—DERIVATIVE INSTRUMENTS

We use swaps in connection with our commodity price risk management activities. We do not apply hedge accounting to any of our derivative instruments. As a result, gains and losses associated with derivative instruments are recognized as gains on mark-to-market derivatives on our consolidated statements of operations.

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

Pursuant to ARP’s restructuring support agreement, ARP completed the sale of substantially all of its commodity hedge positions on July 25, 2016 and July 26, 2016 and used the proceeds to repay $233.5 million of borrowings outstanding under the ARP’s first lien credit facility.  On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2). The following table summarizes the commodity derivative activity and presentation in our combined consolidated statement of operations for the periods indicated (in thousands):

	For the Years Ended December 31,
	2017	2016
Portion of settlements associated with gains previously recognized within accumulated other comprehensive income, net of prior year offsets(1)	$—	$10,540
Portion of settlements attributable to subsequent mark—to—market gains(2)	—	88,841
Total cash settlements on commodity derivative contracts	$—	$99,381
Gain (loss) recognized on cash settlement(3)	$527	$(17,927)
Gain (loss) recognized on open derivative contracts(3)	(217)	(674)
Gain (loss) on mark-to-market derivatives	$310	$(18,601)

(1)	Recognized in gas and oil production revenue.
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

The following table summarizes the gross fair values of AGP’s derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our combined consolidated balance sheets as of the dates indicated (in thousands):

Offsetting Derivatives as of December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amount Presented
Current portion of derivative assets	$—	$—	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$—	$—	$—

Current portion of derivative liabilities	$(497)	$—	$(497)
Long-term portion of derivative liabilities	—	—	—
Total derivative liabilities	$(497)	$—	$(497)

Offsetting Derivatives as of December 31, 2016
Current portion of derivative assets	$97	$(97)	$—
Long-term portion of derivative assets	—	—	—
Total derivative assets	$97	$(97)	$—

Current portion of derivative liabilities	$(381)	$97	$(284)
Long-term portion of derivative liabilities	(280)	—	(280)
Total derivative liabilities	$(661)	$97	$(564)

At December 31, 2017, AGP had the following commodity derivatives:

Type	Production Period Ending December 31,	Volumes(1)	Average Fixed Price	Fair Value Asset
				(in thousands)(2)
Crude Oil – Fixed Price Swaps	2018	74,500	$52.510	$(497)
			Net liabilities	(497)

(1)	Volumes for crude oil are stated in barrels.
(2)	Fair value of crude oil fixed price swaps are based on forward West Texas Intermediate (“WTI”) crude oil prices, as applicable.

On May 1, 2015, AGP entered into a secured credit facility agreement with a syndicate of banks. As of December 31, 2017, the lenders under the credit facility have no commitment to lend to AGP under the credit facility and AGP has a zero dollar borrowing base, but AGP and its subsidiaries have the ability to enter into derivative contracts to manage their exposure to commodity price movements which will benefit from the collateral securing the credit facility. Obligations under the credit facility are secured by mortgages on AGP’s oil and gas properties and first priority security interests in substantially all of its assets. The credit facility may be amended in the future if AGP and the lenders agree to increase the borrowing base and the lenders’ commitments thereunder. The secured credit facility agreement contains covenants that limit AGP and its subsidiaries ability to incur indebtedness, grant liens, make loans or investments, make distributions, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. AGP was in compliance with these covenants as of December 31, 2017. In addition, AGP’s credit facility includes customary events of default, including failure to timely pay, breach of covenants, bankruptcy, cross-default with other material indebtedness (including obligations under swap agreements in excess of any agreed upon threshold amount), and change of control provisions.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We use a market approach fair value methodology to value our outstanding derivative contracts and financial instruments. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. We separate the fair value of our financial instruments into the three level hierarchy (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. As of December 31, 2017, all of our derivative financial instruments were classified as Level 2.

Information for our financial instruments measured at fair value were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2017
Assets, gross
Rabbi trust	$1,502	$—	$—	$1,502
AGP Commodity swaps	—	—	—	—
Total assets, gross	1,502	—	—	1,502
Liabilities, gross
AGP Commodity swaps	—	(497)	—	(497)
Total derivative liabilities, gross	—	(497)	—	(497)
Total assets, fair value, net	$1,502	$(497)	$—	$1,005
As of December 31, 2016
Assets, gross
Rabbi trust	$4,208	$—	$—	$4,208
AGP Commodity swaps	—	97	—	97
Total assets, gross	4,208	97	—	4,305
Liabilities, gross
AGP Commodity swaps	—	(661)	—	(661)
Total derivative liabilities, gross	$—	(661)	—	(661)
Total assets, fair value, net	$4,208	$(564)	$—	$3,644

Other Financial Instruments

Our other current assets and liabilities on our combined consolidated balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1. The estimated fair value of our debt at December 31, 2017 approximated its carrying value of $79.5 million, which consisted of our First Lien Credit Agreement and Second Lien Credit Agreement that bear interest at variable rates and are categorized as Level 1 values.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Acquisitions. Management estimated the fair values of ARP’s natural gas and oil properties transferred to ARP in June 2016 upon consolidation of certain Drilling Partnerships (see Note 4) based on a discounted cash flow model, which considered the estimated remaining lives of the wells based on reserve estimates, ARP’s future operating and development costs of the assets, the respective natural gas, oil and natural gas liquids forward price curves, and estimated salvage values using ARP’s historical experience and external estimates of recovery values. These estimates of fair value were Level 3 measurements as they were based on unobservable inputs.

Management estimated the fair value of asset retirement obligations transferred to ARP in June 2016 upon consolidation of certain Drilling Partnerships (see Note 4) based on discounted cash flow projections using ARP’s historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future considering inflation rates, federal and state regulatory requirements, and ARP’s assumed credit-adjusted risk-free interest rate. These estimates of fair value were Level 3 measurements as they were based on unobservable inputs.

Warrants. We estimated the fair value of the warrants associated the Second Lien Credit Agreement (see Note 10) using a Black-Scholes pricing model which was based on Level 3 inputs including a unit price on the date of issuance of $0.50, exercise price of $0.20, risk free rate of 1.8%, a term of 10 years, and estimated volatility rate of 57%. The volatility rate used was consistent with that of ARP and similar sized entities within the industry at the time of issuance.  The estimated fair value per warrant was $0.40.

Equity Method Investments. Management estimated the fair value of our equity method investment in ARP based on market data including ARP’s unit price and announcement of restructuring, which are Level 1 measurements as they are based on observable inputs. Management estimated the fair value of our equity method investment in Titan based on its estimated enterprise value and reorganizational value of assets and liabilities upon emergence from bankruptcy through fresh-

start accounting utilizing the discounted cash flow method for both its gas and oil production business and its partnership management business based on the financial projections in ARP’s disclosure statement. The resulting fair value of Titan’s equity was used to value our equity method investment. These estimates of fair value are Level 3 measurements as they are based on unobservable inputs.

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

NOTE 8—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with ARP. ARP did not directly employ any persons to manage or operate its business. These functions were provided by employees of us and/or our affiliates. On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

Relationship with Titan. Other than its named executive officers, Titan does not directly employ any persons to manage or operate its business. These functions were provided by employees of us and/or our affiliates. On September 1, 2016, Titan entered into a Delegation of Management Agreement (the “Delegation Agreement”) with Titan Management, our wholly owned subsidiary. Pursuant to the Delegation Agreement, Titan has delegated to Titan Management all of Titan’s rights and powers to manage and control the business and affairs of Titan Energy Operating, LLC (“Titan Operating”), a wholly owned subsidiary of Titan. However, Titan’s board of directors retains management and control over certain non-delegated duties.  In addition, Titan also entered into an Omnibus Agreement (the “Omnibus Agreement”) dated September 1, 2016 with Titan Management, Atlas Energy Resource Services, Inc. (“AERS”), our wholly owned subsidiary, and Titan Operating. Pursuant to the Omnibus Agreement, Titan Management and AERS will provide Titan and Titan Operating with certain financial, legal, accounting, tax advisory, financial advisory and engineering services (including cash management services) and Titan and Titan Operating will reimburse Titan Management and AERS for their direct and allocable indirect expenses incurred in connection with the provision of the services, subject to certain approval rights in favor of Titan’s Conflicts Committee. As of December 31, 2017 and December 31, 2016, we had payables of $9.6 million and $3.3 million to Titan related to the timing of funding cash accounts related to general and administrative expenses, such as payroll and benefits, which was recorded in advances from affiliates in our combined consolidated balance sheets.

Relationship with AGP. AGP does not directly employ any persons to manage or operate its business. These functions are provided by employees of us and/or our affiliates. Atlas Growth Partners, GP, LLC (“AGP GP”) receives an annual management fee in connection with its management of AGP equivalent to 1% of capital contributions per annum. During each of the years ended December 31, 2017 and 2016, AGP paid a management fee of $2.3 million. We charge direct costs, such as salary and wages, and allocate indirect costs, such as rent for offices, to AGP by us based on the number of its employees who devoted their time to activities on its behalf. AGP reimburses us at cost for direct costs incurred on its behalf. AGP reimburses all necessary and reasonable indirect costs allocated by the general partner.

Relationship with Lightfoot. Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors of Lightfoot G.P. As part of the relationship, we assumed the obligations under an agreement pursuant to which Messrs. Cohen receives compensation in recognition of his role continued service as chair of Lightfoot G.P.  Pursuant to the agreement, Messrs. Cohen receives an amount equal to 10% of the distributions that we receive from the Lightfoot entities, excluding amounts that constitute a return of capital to us.  In connection with Lightfoot’s close of a portion of the Proposed Transaction, Messrs. Cohen received $2.0 million based on his Lightfoot agreement.  In recognition of Messrs. Herz’s work in connection with Lightfoot’s Proposed Transaction, Mr. Herz received $0.2 million, representing 10% of the aggregate amount Messrs. Cohen had originally been entitled to receive.

Relationship with Osprey Sponsor. We received our membership interest in Osprey Sponsor in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey, for which we will be reimbursed at cost. We have provided a nominal amount of services to Osprey as of December 31, 2017.

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

During the quarter ended June 30, 2016, ARP recorded $7.2 million and $12.4 million of gas and oil properties and asset retirement obligations, respectively, transferred to ARP as a result of certain Drilling Partnership liquidations. The gas and oil properties and asset retirement obligations were recorded at their fair values on the respective dates of the Drilling Partnerships’ liquidation and transfer to ARP (see Note 7) and resulted in a non-cash loss of $6.2 million, net of liquidation and transfer adjustments, for the year ended December 31, 2016, which was recorded in other income/(loss) in the combined consolidated statements of operations.

On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2), which includes the direct relationship with the Drilling Partnerships and the above activities. As of the Plan Effective Date, Titan serves as the ultimate general partner and operator of the Drilling Partnerships and assumed customary rights and obligations for the Drilling Partnerships.

AGP’s Relationship with Titan. At our direction, AGP reimburses Titan for direct costs, such as salaries and wages, charged to AGP based on our employees who incurred time to activities on AGP’s behalf and indirect costs, such as rent and other general and administrative costs, allocated to AGP based on the number of our employees who devoted their time to activities on AGP’s behalf. As of December 31, 2017 and 2016, AGP had payables of $0.1 million and $0.8 million, respectively to Titan related to the direct costs, indirect cost allocation, and timing of funding of cash accounts, which was recorded in advances from affiliates in the combined consolidated balance sheets.

Other Relationships. We have other related party transactions with regard to our First Lien Credit Agreement and Second Lien Credit Agreement (see Note 5), our Series A preferred units and our general partner and limited partner interest in Lightfoot (see Notes 1 and 2).

NOTE 9—COMMITMENTS AND CONTINGENCIES

General Commitments

We lease office space and equipment under leases with varying expiration dates. Our rental expense was $0.2 million, $7.0 million and $16.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we did not have any future rental commitments, firm transportation or gas gathering commitments, or commitments related to our drilling and completion and capital expenditures. On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2).

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

While its historical structure has varied, ARP had generally agreed to subordinate a portion of its share of Drilling Partnership gas and oil production revenue, net of corresponding production costs and up to a maximum of 50% of unhedged revenue, from certain Drilling Partnerships for the benefit of the limited partner investors until they had received specified returns, typically 10% to 12% per year determined on a cumulative basis, over a specified period, typically the first five to eight years, in accordance with the terms of the partnership agreements. Titan periodically compares the projected return on investment for limited partners in a Drilling Partnership during the subordination period, based upon historical and projected cumulative gas and oil production revenue and expenses, with the return on investment subject to subordination agreed upon within the Drilling Partnership agreement. If the projected return on investment fells below the agreed upon rate, ARP recognized subordination as an estimated reduction of its pro-rata share of gas and oil production revenue, net of corresponding production costs, during the current period in an amount that would achieve the agreed upon investment return, subject to the limitation of 50% of unhedged cumulative net production revenues over the subordination period. For Drilling Partnerships for which ARP had recognized subordination in a historical period, if projected investment returns subsequently reflected that the agreed upon limited partner investment return would be achieved during the subordination period, ARP would recognize an estimated increase in its portion of historical cumulative gas and oil net production, subject to a limitation of the cumulative subordination previously recognized. For the years ended December 31, 2016 and 2015, $0.8 million and $1.7 million, respectively, of ARP’s gas and oil production revenues, net of corresponding production costs, from certain Drilling Partnerships were subordinated, which reduced gas and oil production revenues and expenses.

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

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain environmental expenditures. We had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of December 31, 2017, 2016 and 2015.

NOTE 10—ISSUANCES OF UNITS

We recognize gains or losses on AGP’s equity transactions as credits or debits, respectively, to unitholders’ equity on our combined consolidated balance sheets rather than as income or loss on our combined consolidated statements of operations. These gains or losses represent our portion of the excess or the shortage of the net offering price per unit of each of AGP’s common units as compared to the book carrying amount per unit.

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

On January 7, 2016, we were notified by the NYSE that we were not in compliance with NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common units had been less than $1.00 for 30 consecutive trading days.  We also were notified by the NYSE on December 23, 2015, that we were not in compliance with the NYSE’s continued listing criteria under Section 802.01B of the NYSE Listed Company Manual because our average market capitalization had been less than $50 million for 30 consecutive trading days and our stockholders’ equity had been less than $50 million. On March 18, 2016, we were notified by the NYSE that it determined to commence proceedings to delist our common units from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million. The NYSE also suspended the trading of our common units at the close of trading on March 18, 2016. Our common units began trading on the OTCQB on March 21, 2016 under the ticker symbol: ATLS.

On August 26, 2015, at a special meeting of our unitholders, the unitholders approved changes to the terms of the Series A Preferred Units to provide that each Series A Preferred Unit will be convertible into common units at the option of the holder.

On February 27, 2015, we issued and sold an aggregate of 1.6 million of Series A convertible preferred units, with a liquidation preference of $25.00 per unit (the “Series A Preferred Units”), at a purchase price of $25.00 per unit to certain members of our management, two management members of the Board, and outside investors. Holders of the Series A Preferred Units are entitled to monthly distributions of cash at a rate equal to the greater of (i) 10% of the liquidation preference per annum, increasing to 12% per annum, 14% per annum and 16% per annum on the first, second and third anniversaries of the of the private placement, respectively, or (ii) the monthly equivalent of any cash distribution declared by us to holders of our common units, as well as Series A Preferred Units at a rate equal to 2% of the liquidation preference per annum. All or a portion of the Series A Preferred Units were convertible into our units at the option of the holder at any time following the later of (i) the one-year anniversary of the distribution and (ii) prior to August 26, 2015, receipt of unitholder approval. The conversion price will be equal to the greater of (i) $8.00 per common unit; and (ii) the lower of (a) 110.0% of the volume weighted average price for our common units over the 30 trading days following the distribution date; and (b) $16.00 per common unit. We sold the Series A Preferred Units in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act. The Series A Preferred Units resulted in proceeds to us of $40.0 million. We used the proceeds to fund a portion of the $150.0 million payment by us to Atlas Energy related to the repayment of Atlas Energy’s term loan (see Note 5). The Series A Purchase Agreement contains customary terms for private placements, including representations, warranties, covenants and indemnities.

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

Atlas Growth Partners

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

Private Placement Offering. Under the terms of AGP’s initial offering, AGP offered in a private placement $500.0 million of its common limited partner units. The termination date of the private placement offering was December 31, 2014, subject to two 90 day extensions to the extent that it had not sold $500.0 million of common units at any extension date. AGP exercised each of such extensions. Under the terms of the offering, an investor received, for no additional consideration, warrants to purchase additional common units in an amount equal to 10% of the common units purchased by such investor. The warrants are exercisable at a price of $10.00 per common unit being purchased and may be exercised from and after the warrant date (generally, the date upon which AGP gives the holder notice of a liquidity event) until the expiration date (generally, the date that is one day prior to the liquidity event or, if the liquidity event is a listing on a national securities exchange, 30 days after the liquidity event occurs). Under the warrant, a liquidity event is defined as either (i) a listing of the common units on a national securities exchange, (ii) a business combination with or into an existing publicly-traded entity, or (iii) a sale of all or substantially all of AGP’s assets.

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

NOTE 11—CASH DISTRIBUTIONS

Our Cash Distributions. We have a cash distribution policy under which we distribute, within 50 days following the end of each calendar quarter, all of our available cash (as defined in our limited liability company agreement) for that quarter to our unitholders. However, as a result of the First Lien Credit Agreement and Second Lien Credit Agreement entered into on March 30, 2016 (see Note 5), we are prohibited from paying cash distributions on our units. Prior to these amendments, during the year ended December 31, 2016, we paid a distribution of $1.0 million to Class A preferred unitholders. During the year ended December 31, 2015, we paid a distribution of $2.7 million to Class A preferred unitholders.

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

During the year ended December 31, 2016, AGP paid distributions of $12.2 million to common limited partners ($0.1750 per unit per quarter for the distributions paid from January 1, 2016 through  June 30, 2016) and $0.3 million to the general partner’s Class A units ($0.1750 per unit per quarter for the distributions paid from January 1, 2016 through June 30, 2016). During the year ended December 31, 2015, AGP paid a distribution of $10.5 million to common limited partners ($0.1750 per unit per quarter) and $0.2 million to the general partner’s Class A units ($0.1750 per unit per quarter).

NOTE 12— SHARE BASED COMPENSATION PLANS

2015 Long-Term Incentive Plan

Our Board of Directors approved and adopted the 2015 Long-Term Incentive Plan (“2015 LTIP”) effective February 2015. The 2015 LTIP provides equity incentive awards to our officers, employees and managing board members and our affiliates, consultants and joint-venture partners (collectively, the “Participants”) who perform services for us. The 2015 LTIP is administered by a committee consisting of the Board of Directors or committee of the Board of Directors or board of an affiliate appointed by the Board of Directors (the “LTIP Committee”). Under the 2015 LTIP, the LTIP Committee may grant awards of phantom units, restricted units or unit options for an aggregate of 5,250,000 units. At December 31, 2017, we had 2,855,152 phantom units and unit options outstanding under the 2015 LTIP, with 2,043,796 phantom units and unit options available for grant. Share based payments to non-employee directors, which have a cash settlement option, are recognized within liabilities in the consolidated financial statements based upon their current fair market value.

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

2015 Phantom Units. A phantom unit entitles a Participant to receive a common unit or its then-fair market value in cash or other securities or property, upon vesting of the phantom unit. In tandem with phantom unit grants, the LTIP Committee may grant Distribution Equivalent Rights (“DERs”), which are the right to receive cash, securities, or property per phantom unit in an amount equal to, and at the same time as, the cash distributions or other distributions of securities or property we make on a common unit during the period such phantom unit is outstanding. Of the phantom units outstanding under the 2015 LTIP at December 31, 2017, there were 2,379,564 units that will vest within the following twelve months. The director phantom units outstanding under the 2015 LTIP at December 31, 2017 include DERs. No amounts were paid during the years ended December 31, 2017, 2016 and 2015 with respect to DERs.

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

On May 12, 2016, due to the income tax ramifications of potential options we were considering, the Board of Directors delayed the vesting of approximately 911,900 units granted, under our long-term incentive plan, to employees, directors and officers, until March 2017. The phantom units were set to vest between June 8, 2016 and September 1, 2016. The delayed vesting schedule did not have a significant impact on the compensation expense recorded in general and administrative expenses on our combined consolidated statement of operations for the years ended December 31, 2017 and 2016 or our remaining unrecognized compensation expense related to such awards.

The following table sets forth the 2015 LTIP phantom unit activity for the periods indicated:

	Years Ended December 31,
	2017		2016		2015
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	3,995,214	$3.99	2,564,910	$6.46	—	$—
Granted	—	—	2,110,000	1.53	2,794,710	6.46
Vested(1)	(317,226)	1.24	(33,826)	6.97	—	—
Forfeited	(822,836)	4.54	(645,870)	5.58	(229,800)	6.43
Outstanding, end of year(2)(3)	2,855,152	$4.14	3,995,214	$3.99	2,564,910	$6.46
Non-cash compensation expense (reversal) recognized (in thousands)		$(135)		$4,984		$5,678

(1)

The intrinsic value of phantom awards vested during the years ended December 31, 2017 and 2016 was approximately $0.2 million and $31,000. No phantom unit awards vested during the years ended December 31, 2015.

(2)	The aggregate intrinsic value of phantom unit awards outstanding at December 31, 2017 was $0.1 million.
(3)

There was approximately $1,000 recognized as liabilities on our consolidated balance sheet at December 31, 2017 representing 22,972 units, due to the option of the Participants to settle in cash instead of units. The respective weighted average grant date fair value for these units was $9.07 at December 31, 2017.

At December 31, 2017, we had approximately $1.3 million of unrecognized compensation expense related to unvested phantom units outstanding under the 2015 LTIP based upon the fair value of the awards which is expected to be recognized over a weighted average period of 0.9 years.

2015 Unit Options. A unit option entitles a Participant to receive our common unit upon payment of the exercise price for the option after completion of vesting of the unit option. The exercise price of the unit option shall not be less than the fair market value of our common unit on the date of grant of the option. The LTIP Committee also determines how the exercise price may be paid by the Participant. The LTIP Committee will determine the vesting and exercise period for unit options. Unit option awards expire 10 years from the date of grant. Generally, unit options to be granted under the 2015 LTIP will vest over a designated period of time. There are no unit options outstanding under the 2015 LTIP at December 31, 2017. No cash was received from the exercise of options for the years ended December 31, 2017, 2016 and 2015.

Restricted Units

Restricted units are actual common units issued to a Participant that are subject to vesting restrictions and evidenced in such manner as the LTIP Committee may deem appropriate, including book-entry registration or issuance of one or more unit certificates. Prior to or upon the grant of an award of restricted units, the LTIP Committee will condition the vesting or transferability of the restricted units upon continued service, the attainment of performance goals or both. A holder of restricted units will have certain rights of holders of common units in general, including the right to vote the restricted units. However, during the period in which the restricted units are subject to vesting restrictions, the holder will not be permitted to sell, assign, transfer, pledge or otherwise encumber the restricted units. There were no restricted units granted, issued or outstanding through December 31, 2017.

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

ARP’s 2012 ARP LTIP Phantom Units

Phantom units represented rights to receive a common unit, an amount of cash or other securities or property based on the value of a common unit, or a combination of common units and cash or other securities or property upon vesting. Phantom units were subject to terms and conditions determined by the ARP LTIP Committee, which included vesting restrictions. In tandem with phantom unit grants, the ARP LTIP Committee granted DERs, which were the right to receive an amount in cash, securities, or other property equal to, and at the same time as, the cash distributions or other distributions of securities or other property made by ARP with respect to a common unit during the period that the underlying phantom unit was outstanding. During the period from January 1, 2016 through the date of ARP’s Chapter 11 Filings and the year ended December 31, 2015, ARP paid approximately $15,000 and $0.7 million, respectively, with respect to the 2012 ARP LTIP’s DERs. These amounts were recorded as reductions of the non-controlling interest portion of equity on our combined consolidated balance sheets.

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

During the years ended December 31, 2016 and 2015, we recognized 2012 ARP LTIP unit based compensation expense for phantom units of $0.3 million and $4.1 million, respectively, which was recorded in general and administrative expenses on our combined consolidated statements of operations.

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

During the years ended December 31, 2016 and 2015, we recognized 2012 ARP LTIP unit based compensation expense for unit options of approximately $31,000 and $0.8 million, respectively, which was recorded in general and administrative expenses on our combined consolidated statements of operations.

ARP’s 2012 ARP LTIP Restricted Units

Restricted units were actual common units to be issued to an ARP Participant that were subject to vesting restrictions and evidenced in such manner as the ARP LTIP Committee deemed appropriate, including book-entry registration or issuance of one or more unit certificates. Prior to or upon the grant of an award of restricted units, the ARP LTIP Committee would condition the vesting or transferability of the restricted units upon continued service, the attainment of performance goals or both. During the period from January 1, 2016 through the date of ARP’s Chapter 11 Filings and the year ended December 31, 2015, ARP had no restricted units granted or outstanding. On the date of the Chapter 11 Filings, we deconsolidated ARP for financial reporting purposes (see Note 2)

NOTE 13—OPERATING SEGMENT INFORMATION

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

	Years Ended December 31,
	2017	2016	2015
Atlas Resource Partners:
Revenues(1)	$—	$125,582	$740,033
Operating costs and expenses	—	(134,718)	(320,922)
Depreciation, depletion and amortization expense	—	(67,513)	(157,978)
Asset impairment	—	—	(966,635)
Interest expense	—	(68,883)	(102,133)
Gain on early extinguishment of debt	—	26,498	—
Reorganization items, net	—	(21,649)	—
Other income (loss)	—	(6,625)	(1,181)
Segment loss	$—	$(147,308)	$(808,816)
Atlas Growth Partners:
Revenues(1)	$8,151	$11,071	$12,708
Operating costs and expenses	(7,472)	(12,578)	(14,968)
Depreciation, depletion and amortization expense	(3,576)	(14,868)	(8,951)
Asset impairment	—	(41,879)	(7,346)
Other loss	—	(5,383)	—
Segment loss	$(2,897)	$(63,637)	$(18,557)
Corporate and other:
Revenues	$900	$505	$752
General and administrative(2)	(534)	(5,528)	(30,862)
Interest expense	(20,937)	(14,861)	(23,525)
Other income	6,855	—	—
Loss on early extinguishment of debt	—	(6,080)	(4,726)
Gain on deconsolidation of Atlas Resource Partners, L.P.	—	46,951	—
Segment income (loss)	$(13,716)	$20,987	$(58,361)
Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Atlas Resource Partners	$—	$(147,308)	$(808,816)
Atlas Growth Partners	(2,897)	(63,637)	(18,557)
Corporate and other	(13,716)	20,987	(58,361)
Net loss	$(16,613)	$(189,958)	$(885,734)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Resource Partners(1)	$—	$125,582	$740,033
Atlas Growth Partners(1)	8,151	11,071	12,708
Corporate and other	900	505	752
Total revenues	$9,051	$137,158	$753,493
Capital expenditures:
Atlas Resource Partners	$—	$21,155	$127,138
Atlas Growth Partners	—	6,602	29,222
Total capital expenditures	$—	$27,757	$156,360

	December 31,
	2017	2016
Balance sheet:
Total assets:
Atlas Growth Partners	$74,219	$78,500
Corporate and other	9,829	26,576
Total assets	$84,048	$105,076

1)	Revenues include respective portions of gains (losses) on mark—to—market derivatives.
2)

As disclosed in Note 12, for the year ended December, 31, 2017, 822,836 phantom units under the 2015 LTIP were forfeited, primarily due to Titan’s completion of the majority of the sale of its Appalachian assets and reductions in workforce, which resulted in a $2.5 million reversal of previously recognized stock compensation expense recorded in general and administrative expenses on our combined consolidated statements of operations for the year ended December 31, 2017.

NOTE 14—SUBSEQUENT EVENTS

Credit Agreement Amendment. On April 26, 2018, we entered into an additional agreement with our lenders to extend the maturity date of our first lien credit agreement to June 30, 2018 (see Note 5).

NOTE 15—SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil, Gas and NGL Reserve Information. The preparation of the our natural gas, oil and NGL reserve estimates was completed in accordance with the prescribed internal control procedures by our reserve engineers. Wright & Company, Inc., an independent third-party reserve engineer, was retained to prepare a report of proved reserves related to us. The independent reserve engineer’s evaluation was based on more than 40 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations. Our internal control procedures include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. The preparation of reserve estimates was overseen by our Director of Reservoir Engineering, who is a member of the Society of Petroleum Engineers and has more than 18 years of natural gas and oil industry experience. The reserve estimates were reviewed and approved by our senior engineering staff and management, with final approval by the Executive Vice President of Operations.

The reserve disclosures that follow reflect our estimates of proved reserves, proved developed reserves and proved undeveloped reserves, net of royalty interests, of natural gas, crude oil and NGLs owned at year end and changes in proved reserves during the last three years. Proved oil, gas and NGL reserves are those quantities of oil, gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved developed reserves are those reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for undeveloped reserves cannot be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty. The proved reserves quantities and future net cash flows were estimated using an unweighted 12-month average pricing based on the prices on the first day of each month during the years ended December 31, 2017, 2016 and 2015, including adjustments related to regional price differentials and energy content.

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

Reserve quantity information and a reconciliation of changes in our proved reserve quantities are as follows:

	Gas (MMcf)	Oil (MBbls)	NGLs (MBbls)	Total (MMcfe)
Balance, January 1, 2015	1,064,878	62,950	23,380	1,582,858
Extensions, discoveries and other additions(1)	6,806	3,460	293	29,324
Sales of reserves in-place	(2,714)	(2)	—	(2,726)
Purchase of reserves in-place	—	—	—	—
Transfers to Drilling Partnerships	(2,959)	(482)	(342)	(7,903)
Revisions of previous estimates(2)	(379,058)	(11,224)	(13,770)	(529,022)
Production	(79,267)	(2,119)	(1,085)	(98,491)
Balance, December 31, 2015	607,686	52,583	8,476	974,040
Extensions, discoveries and other additions	789	135	—	1,599
Sales of reserves in-place(3)	(530,817)	(37,926)	(6,030)	(794,553)
Purchase of reserves in-place	1,616	13	—	1,694
Transfers to Drilling Partnerships	—	—	—	—
Revisions of previous estimates(2)	(37,822)	(10,227)	(1,726)	(109,540)
Production	(40,020)	(1,191)	(453)	(49,884)
Balance, December 31, 2016	1,432	3,387	267	23,356
Extensions, discoveries and other additions	—	—	—	—
Sales of reserves in-place	—	—	—	—
Purchase of reserves in-place	—	—	—	—
Transfers to Drilling Partnerships	—	—	—	—
Revisions of previous estimates(2)	548	1,231	169	8,949
Production	(114)	(143)	(20)	(1,092)
Balance, December 31, 2017	1,866	4,475	416	31,213
Proved developed reserves at:
January 1, 2015	889,074	31,151	12,210	1,149,240
December 31, 2015	568,794	27,130	6,489	770,508
December 31, 2016	652	925	100	6,802
December 31, 2017	613	788	121	6,069
Proved undeveloped reserves at:
January 1, 2015	175,804	31,799	11,170	433,618
December 31, 2015	38,892	25,453	1,987	203,532
December 31, 2016	780	2,462	167	16,554
December 31, 2017	1,253	3,687	295	25,144

(1)	For the year ended December 31, 2015, the increase represents PUD additions related to our development and leasing activity in the Eagle Ford Shale.
(2)	See “Revisions of Previous Estimates” section below for additional discussion and analysis of significant components of revisions of previous estimates.
(3)	For the year ended December 31, 2016, the decrease was due to the deconsolidation of ARP for financial reporting purposes in connection with ARP’s Chapter 11 Filings (see Note 2).

Revisions of Previous Estimates

The following represents the unweighted average of the first-day-of-the-month prices for each of the previous twelve months from the periods presented above:

	December 31,
	2017	2016	2015
Unadjusted Prices
Natural gas (per MMBtu)	$2.98	$2.48	$2.59
Oil (per Bbl)	$51.34	$42.75	$50.28
Natural gas liquids (per Bbl)	$20.33	$19.57	$11.02

For the year ended December 31, 2017 we had positive revisions of 8,585 MMcfe due to modifications in our Eagle Ford development plan, focusing on longer lateral lengths, and 1,208 MMcfe due to increases in pricing, partially offset by negative revision of 844 MMcfe due to our production underperforming previous year’s forecast.

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

Capitalized Costs Related to Oil and Gas Producing Activities. The components of capitalized costs related to oil and gas producing activities as of the periods indicated were as follows (in thousands):

	December 31,
	2017	2016
Natural gas and oil properties:
Proved properties	$147,932	$84,631
Unproved properties(1)	—	63,314
Support equipment	29	29
	147,961	147,974
Accumulated depreciation, depletion and amortization	(85,328)	(81,901)
Net capitalized costs	$62,633	$66,073

(1)

As of December 31, 2017, we classified $4.2 million of AGP’s unproved properties to proved natural gas and oil properties as management finalized capital plans for drilling and developing one well within our Eagle Ford operating area in 2018.

Results of Operations from Oil and Gas Producing Activities. The results of operations related to our oil and gas producing activities during the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues	$7,841	$129,993	$368,845
Production costs	(2,528)	(78,034)	(171,882)
Depreciation, depletion and amortization	(3,410)	(79,013)	(153,938)
Asset impairment(1)	—	(41,879)	(973,981)
	$1,903	$(68,933)	$(930,956)

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

Costs Incurred in Oil and Gas Producing Activities. The costs incurred in our oil and gas activities during the periods indicated are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Property acquisition costs:
Proved properties	$—	$2,207	$55,033
Unproved properties	—	—	43,820
Exploration costs(1)	—	825	1,601
Development costs	—	16,792	102,110
Total costs incurred in oil & gas producing activities	$—	$19,824	$202,564

(1)	There were no exploratory wells drilled during the periods presented.

Standardized Measure of Discounted Future Cash Flows. The following schedule presents the standardized measure of estimated discounted future net cash flows relating to our proved oil and gas reserves. The estimated future production was priced at a twelve-month average for the years ended December 31, 2017, 2016 and 2015, adjusted only for regional price differentials and energy content. The resulting estimated future cash inflows were reduced by estimated future costs to develop and produce the proved reserves based on year-end cost levels and include the effect on cash flows of settlement of asset retirement obligations on gas and oil properties. The future net cash flows were reduced to present value amounts by applying a 10% discount factor. The standardized measure of future cash flows was prepared using the prevailing economic conditions existing at the dates presented and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of recoverable reserves or in estimating future results of operations (in thousands):

	Years Ended December 31,
	2017	2016	2015
Future cash inflows	$243,644	$145,857	$3,910,339
Future production costs	(73,792)	(53,738)	(1,954,564)
Future development costs	(68,321)	(51,942)	(1,289,841)
Future net cash flows	101,531	40,177	665,934
Less 10% annual discount for estimated timing of cash flows	(61,082)	(22,796)	(90,703)
Standardized measure of discounted future net cash flows	$40,449	$17,381	$575,231

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

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$17,381	$575,231	$2,236,764
Increase (decrease) in discounted future net cash flows: (1)
Sales and transfers of oil and gas, net of related costs	(5,403)	(59,246)	(137,942)
Net changes in prices and production costs	22,401	(226,641)	(1,629,945)
Revisions of previous quantity estimates	15,568	(32,208)	(41,147)
Development costs incurred	—	—	88,261
Changes in future development costs	(11,236)	6,914	(167,995)
Transfers to Drilling Partnerships	—	—	(13,291)
Extensions, discoveries, and improved recovery less related costs	—	(50)	20,408
Purchases of reserves in-place	—	711	—
Sales of reserves in-place	—	(297,227)	(2,162)
Accretion of discount	1,738	51,238	223,676
Estimated settlement of asset retirement obligations	—	(1,332)	(224)
Estimated proceeds on disposals of well equipment	—	(9)	(1,172)
Changes in production rates (timing) and other	—	—	—
Outstanding, end of year	$40,449	$17,381	$575,231

(1)	See “Reserve Quantity Information” and “Revisions of Previous Estimates” sections above for additional discussion and analysis of significant changes within the periods presented.

NOTE 16 — QUARTERLY RESULTS (UNAUDITED)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except unit data)
Year ended December 31, 2017:
Revenues	$1,229	$1,298	$2,649	$3,875
Net loss	(944)	(7,341)	(3,425)	(4,903)
Loss attributable to non-controlling interests	1,146	1,022	343	281
Net income (loss) attributable to unitholders’/owner’s interests	$202	$(6,319)	$(3,082)	$(4,622)
Net income (loss) attributable to common unitholders per unit:
Basic(1)	$(0.03)	$(0.20)	$(0.10)	$(0.18)
Diluted(1)	$(0.03)	$(0.20)	$(0.10)	$(0.18)

(1)

For the fourth quarter, third quarter, second quarter and first quarter of the year ended December 31, 2017, approximately 2,896,000, 2,917,000 3,143,000 and 3,521,000 units, respectively, were excluded from the computation of diluted net income (loss) per common unit, because the inclusion of such units would have been anti-dilutive.

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

(2)

Revenues include gains (losses) on mark to market derivatives. A $73.3 million loss on ARP’s mark-to-market derivatives is included for the second quarter related to increases in commodity future prices relative to ARP’s commodity fixed price swaps during the second quarter as compared to the prior year period.

(3)

For the fourth quarter, second quarter and first quarter of the year ended December 31, 2016, approximately 9,709,000, 7,956,000 and 7,781,000 units, respectively, were excluded from the computation of diluted net income (loss) per common unit, because the inclusion of such units would have been anti-dilutive.

(4)	ARP was deconsolidated in the third quarter of 2016, resulting in the recognition of a $46.9 million gain in that quarter.
(5)	Includes an asset impairment charge of $41.9 million in the fourth quarter of 2016.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2017.

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

Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers.

Name	Age	Position(s)
Edward E. Cohen	79	Chief Executive Officer and Director
Jonathan Z. Cohen	47	Executive Chairman of the Board
Mark C. Biderman	72	Director
Dolly Ann (DeAnn) Craig	66	Director
Dennis A. Holtz	78	Director
Ellen F. Warren	61	Director
Daniel C. Herz	41	President
Jeffrey M. Slotterback	36	Chief Financial Officer
Lisa Washington	50	Vice President, Chief Legal Officer and Secretary
Matthew J. Finkbeiner	38	Chief Accounting Officer

Edward E. Cohen has been our Chief Executive Officer since February 2015 and President from February 2015 to April 2015, and before that was Chairman and Chief Executive Officer since February 2012.  Mr. Cohen has been Executive Chairman and a Class A Director of Titan Energy, LLC since September 2016 and, before that was Executive Chairman of Titan’s predecessor, Atlas Resource Partners, L.P., since August 2015.  He has also served as Chairman of the board of directors and Chief Executive Officer of the general partner of Atlas Growth Partners, L.P. since its inception in 2013. Mr. Cohen was the Chairman of the board of directors of the general partner of Atlas Energy, L.P. from its formation in January 2006 until February 2011, when he became its Chief Executive Officer and President until February 2015. Mr. Cohen served as the Chief Executive Officer of Atlas Energy’s general partner from its formation in January 2006 until February 2009. Mr. Cohen served on the executive committee of Atlas Energy’s general partner from 2006 until February 2015. Mr. Cohen also was the Chairman of the board of directors and Chief Executive Officer of Atlas Energy, Inc. (formerly known as Atlas America, Inc.) from its organization in 2000 until February 2011, and also served as its President from September 2000 to October 2009. Mr. Cohen was the Executive Chair of the managing board of Atlas Pipeline Partners GP, LLC (“Atlas Pipeline GP”) from its formation in 1999 until February 2015. Mr. Cohen was the Chief Executive Officer of Atlas Pipeline GP from 1999 to January 2009. Mr. Cohen was the Chairman of the Board and Chief Executive Officer of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc., from their formation in June 2006 until February 2011.  Mr. Cohen has served as the Chairman of Osprey Energy Acquisition Corporation, a special purpose acquisition company, since April 2017.  In addition, Mr. Cohen was a director of Resource America, Inc. (formerly a publicly traded specialized asset management company) from 1988 until September 2016 and its Chairman of the board of directors from 1990 until September 2016, and was its Chief Executive Officer from 1988 until 2004 and President from 2000 until 2003; Chairman of the board of Resource Capital Corp. (a publicly traded real estate investment trust) from its formation in 2005 until November 2009 and served on its board until September 2016; and Chairman of the board of directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen. Mr. Cohen’s strong financial and energy industry experience, along with his deep knowledge of our company resulting from his long tenure with Atlas Energy and its predecessors, enables Mr. Cohen to provide valuable perspectives on many issues facing us. Mr. Cohen’s service on the board of directors creates an important link between management and the board and provides us with decisive and effective leadership. Mr. Cohen’s extensive experience in founding, operating and managing public and private companies of varying size and complexity have enabled him to provide valuable expertise to us.  Additionally, among the reasons for his appointment as a director, Mr. Cohen brings to the board of directors the vast experience that he has accumulated through his activities as a financier, investor and operator in various parts of the country.  These diverse experiences enable Mr. Cohen to bring unique perspectives to the board of directors, particularly with respect to business management, financial markets and financing transactions and corporate governance issues.

Jonathan Z. Cohen has been the Executive Chairman of our Board since February 2015, and before that was Vice Chairman from February 2012. Mr. Cohen has served as Titan Energy, LLC’s Executive Vice Chairman and a Class A Director since September 2016, and before that was Executive Vice Chairman of Titan’s predecessor, Atlas Resource Partners, L.P., since August 2015.  Mr. Cohen has served as Executive Vice Chairman of the board of directors of the general partner of Atlas Growth Partners, L.P. since its inception in 2013. Mr. Cohen served as Executive Chairman of the board of directors of Atlas Energy, L.P.’s general partner from January 2012 until February 2015. Before that, he served as Chairman of the board of directors of Atlas Energy’s general partner from February 2011 until January 2012 and as Vice Chairman of the board of directors of its general partner from its formation in January 2006 until February 2011. Mr. Cohen served as the chairman of the executive committee of Atlas Energy’s general partner from 2006 until February 2015.  Mr. Cohen was the Vice Chairman of the board of directors of Atlas Energy, Inc. from its incorporation in September 2000 until February 2011. Mr. Cohen was the Executive Vice Chair of the managing board of Atlas Pipeline Partners GP, LLC from its formation in 1999 until February 2015. Mr. Cohen was the Vice Chairman of the Board of Atlas Energy Resources, LLC and its manager, Atlas Energy Management, Inc., from their formation in June 2006 until February 2011. Mr. Cohen was a senior officer of Resource America from 1998 until September 2016, serving as the Chief Executive Officer from 2004 to September 2016, President from 2003 to September 2016 and a director from 2002 to September 2016. Mr. Cohen served as Chief Executive Officer, President and a director of Resource Capital Corp. from its formation in 2005 until September 2016. Since September 2016, Mr. Cohen has served as the founder and Chief Executive Officer of Hepco Capital Management, LLC, a recently formed private investment firm.  Mr. Cohen has served as the Chief Executive Officer of Osprey Energy Acquisition Corporation, a special purpose acquisition company, since April 2017.  Mr. Cohen has served on the board of directors of Energen Corporation since March 2018.  Mr. Cohen is a son of Edward E. Cohen.  Mr. Cohen’s extensive knowledge of our business resulting from his long service with Atlas Energy and its predecessors, as well as his strong financial and industry experience, allows him to contribute valuable perspectives on many issues facing us. Mr. Cohen’s service on our board of directors creates an important link between management and the rest of the board of directors and provides us with decisive and effective leadership. Mr. Cohen’s involvement with public and private entities of varying size, complexity and focus, and raising debt and equity for such entities, provides him with extensive experience and contacts that will be valuable to us.  Additionally, among the reasons for his appointment as a director, Mr. Cohen’s financial, business, operational and energy experience, as well as the experience that he has accumulated through his activities as a financier and investor, add strategic vision to the board of directors to assist with our growth, operations and development. Mr. Cohen will be able to draw upon these diverse experiences to provide guidance and leadership with respect to exploration and production operations, capital markets and corporate finance transactions and corporate governance issues.

Mark C. Biderman has been a director since February 2015.  Mr. Biderman served as a director of the general partner of Atlas Energy, L.P. from February 2011 to February 2015.  Before that, he was a director of Atlas Energy, Inc. from July 2009 until February 2011. Mr. Biderman was Vice Chairman of National Financial Partners Corp. from September 2008 to December 2008, and was its Executive Vice President and Chief Financial Officer from November 1999 to September 2008.  From May 1987 to October 1999, he served as Managing Director and Head of the Financial Institutions Group at CIBC World Markets Group and its predecessor, Oppenheimer & Co., Inc. Mr. Biderman has served as a director and chair of the audit committee, as well as a member of the corporate governance and nominating committee, of Full Circle Capital Corporation from August 2010 until November 2016; a director and member of the audit committee of Great Elm Capital Corp. from November 2016 until November 2017; a director and chair of the compensation committee, as well as a member of the audit committee, of Apollo Commercial Real Estate Finance, Inc. since November 2010; and a director and chair of the audit committee, and a member of the nominating and corporate governance committee, of Apollo Residential Mortgage, Inc. from July 2011 until September 2016. Mr. Biderman is a Chartered Financial Analyst. Mr. Biderman brings over 40 years’ of business and financial experience to our board of directors. Mr. Biderman also brings more than ten years of collective service on various boards of directors as well as his service on the audit committees of three other companies. In addition, the board of directors will benefit from his business acumen and valuable financial experience.

Dolly Ann (DeAnn) Craig has been a director since March 2012. Dr. Craig served as a consultant to Atlas Energy, L.P. from April 2011 to January 2012.  She served as an Adjunct Professor in the Petroleum Engineering Department of the Colorado School of Mines from January 2009 until December 2015, and a member of the Colorado Oil and Gas Conservation Commission from March 2009 through July 2016. Dr. Craig was the Senior Vice President – Asset Assessment of CNX Gas Corporation from September 2007 until February 2009, and President of Phillips Petroleum Resources (a Canadian

subsidiary of Phillips Petroleum) and Manager of Worldwide Drilling and Production from July 1992 to October 1996. Dr. Craig was a director for Samson Oil & Gas Limited from July 2011 through January 2016 and served as chair of its audit committee as well as a member of its compensation committee.  She is a Past-President of the Society of Petroleum Engineers (“SPE”), Past-President of the Society of Petroleum Engineers’ Foundation, and a Past-President of the American Institute of Mining, Metallurgical, and Petroleum Engineers. Dr. Craig was awarded SPE Honorary Membership in 2015, the Society’s highest honor. Dr. Craig serves as chair of our Environment, Health and Safety Committee. Dr. Craig is a Registered Professional Engineer in the State of Colorado. Dr. Craig brings to our board of directors a strong technical and operational background and practical expertise in issues relating to exploration and production activities. Dr. Craig’s experience, particularly her background in petroleum engineering, and her knowledge of our operations resulting from her work as a consultant, benefits the board of directors. In addition, Dr. Craig provides leadership to the board of directors with respect to energy policy issues, owing to her experience as a member of the Colorado Oil and Gas Conservation Commission.

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

Ellen F. Warren has been a director since February 2015. Ms. Warren served as a director of the general partner of Atlas Energy from February 2011 until February 2015, a director of Atlas Energy, Inc. from September 2009 until February 2011, and a director of Atlas Energy Resources, LLC from December 2006 until September 2009. She is founder and President of OutSource Communications, a marketing communications firm that services corporate and nonprofit clients. Before founding OutSource Communications in August 2005, she was President of Levy Warren Marketing Media, a public relations and marketing firm she co-founded in March 1998. She was previously Vice President of Marketing/Communications for Jefferson Bank from September 1992 to February 1998, and President of Diversified Advertising, Inc. from December 1984 to September 1992, where she provided marketing services to various industries, including the energy industry. Ms. Warren is a seasoned energy company director who brings her extensive experience as an independent member of the boards of Atlas Energy, Inc. and Atlas Energy Resources, LLC, where she chaired a special committee. As a prior member of the National Association of Corporate Directors, Ms. Warren also offers expertise in corporate governance matters. Ms. Warren has 35 years of experience in business development, public relations, corporate communications, crisis communications and marketing, and as the founder and president of various marketing communications firms, she is uniquely positioned to provide leadership to the Board in public relations and communications matters. Ms. Warren also brings valuable management, strategic planning, communication, community involvement and leadership skills to the Board.

Daniel C. Herz has been our President since April 2015. Mr. Herz has served as Titan Energy, LLC’s Chief Executive Officer and a Class A Director since September 2016, and before that was Chief Executive Officer of Titan’s predecessor, Atlas Resource Partners, L.P., since August 2015.  Mr. Herz has also served as President and a director of the general partner of Atlas Growth Partners, L.P. since its inception in 2013. Mr. Herz served as Senior Vice President of Corporate Development and Strategy of the general partner of Atlas Resource Partners, L.P. from March 2012 to April 2015. Mr. Herz served as Senior Vice President of Corporate Development and Strategy of the general partner of Atlas Energy, L.P. from February 2011 until February 2015. Mr. Herz was also Senior Vice President of Corporate Development of Atlas Pipeline Partners GP, LLC from August 2007 until February 2015.  He was also Senior Vice President of Corporate Development of Atlas Energy, Inc. and Atlas Energy Resources, LLC from August 2007 until February 2011.  Before that, Mr. Herz was Vice President of Corporate Development of Atlas Energy, Inc. and Atlas Pipeline Partners GP, LLC from December 2004.  Mr. Herz has served as the President and Director of Osprey Energy Acquisition Corporation, a special purpose acquisition company, since April 2017.

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

Matthew J. Finkbeiner has been our Chief Accounting Officer since October 2015. Mr. Finkbeiner has been the Chief Accounting Officer of Titan Energy, LLC since September 2016, and before that was the Chief Accounting Officer of Titan’s predecessor, Atlas Resource Partners, L.P., since October 2015.  Mr. Finkbeiner has been the Chief Accounting Officer of the general partner of Atlas Growth Partners, L.P. since October 2015. Mr. Finkbeiner has held positions with Deloitte & Touche LLP, including Audit Senior Manager from September 2010 until joining us in October 2015, Audit Manager from September 2007 to September 2010, and Audit Senior/Staff from September 2002 until September 2007.  While at Deloitte & Touche LLP, Mr. Finkbeiner managed audits for a diversified base of clients in the oil and gas industry, including master limited partnerships. Mr. Finkbeiner is a Certified Public Accountant.

Involvement in Certain Legal Proceedings

Each of our executive officers also served as an executive officer of ARP during its Chapter 11 Filings. See “Item 7. Management’s Discussion and Analysis—Overview— ARP Restructuring, Emergence from Chapter 11 Proceedings, and VIE Considerations.”

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

Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required for those persons, we believe that during fiscal year 2017 our executive officers, directors and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements except for Messrs. Biderman, Holtz, Dr. Craig and Ms. Warren who each filed a late Form 4 in February for phantom unit vestings which occurred in January and Mr. Leon Cooperman who filed one late Form 4 relating to the conversion of his Series A preferred units into common units. Former directors Messrs. Jones and Kupfer also each filed a late Form 4 in February for phantom unit vestings which occurred in January.

Composition of the Board of Directors

Our board of directors is divided into three classes, comprised of two, three and three directors, respectively.  The directors designated as Class III directors have terms expiring at the 2018 annual meeting of unitholders, the directors designated as Class I directors have terms expiring at the 2019 annual meeting of unitholders, and the directors designated as Class II directors have terms expiring at the 2020 annual meeting of unitholders.  The Class I directors are Mark C. Biderman and DeAnn Craig; Class II directors are Edward E. Cohen and Ellen F. Warren; and Class III directors are Jonathan Z. Cohen and Dennis A. Holtz.  Directors for each class will be elected at the annual meeting of unitholders held in the year in which the term for that class expires and thereafter will serve for a term of three years.

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

Committees of the Board of Directors

The standing committees of the board of directors are the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Health, Safety and Environment Committee.

Audit Committee.  The Audit Committee’s duties include recommending to our board of directors the independent public accountants to audit our financial statements and establishing the scope of, and overseeing, the annual audit.  The committee also approves any other services provided by public accounting firms.  The Audit Committee provides assistance to the board of directors in fulfilling its oversight responsibility to the unitholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of internal audit function.  The Audit Committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that our management and the board of directors have established.  In doing so, it is the responsibility of the Audit Committee to maintain free and open communication between the committee and the independent auditors, internal accounting function and our management.  In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee has adopted procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls, and auditing matters and to allow for the confidential, anonymous submission by employees and others of concerns regarding questionable accounting or auditing matters.  All of the members of the Audit Committee meet the independence standards established by the NYSE and the board.  The members of the Audit Committee are Mr. Biderman, Ms. Warren and Mr. Holtz. Mr. Biderman is the chair and has been determined by the board of directors to be an “audit committee financial expert,” as defined by SEC rules.

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

Nominating and Governance Committee.  The principal functions of the Nominating and Governance Committee are to recommend to the board the criteria for members of the board and to identify individuals who meet such criteria, and recommend such individuals to the board for election to fill vacancies on the Board; review all compensation paid to directors, in cash or in equity grants, and, on a biannual basis, recommend changes to such compensation, if appropriate; establish procedures for the annual self-assessment by directors set forth by the NYSE, and implement and supervise each self-assessment; and periodically review our formation documents and suggest revisions to them. Ms. Warren and Messrs. Holtz and Biderman are the members of the Nominating and Governance Committee, with Mr. Holtz acting as the chair.  The board of directors has determined that each of the members of the Nominating and Governance Committee is independent, as defined by the rules of the NYSE and in accordance with the independence standards adopted by the board.

Health, Safety and Environment Committee.  The Health, Safety and Environment Committee, formerly known as the Environment, Health and Safety Committee, assists the board of directors in determining whether we have appropriate policies and management systems in place with respect to environment, health and safety and related matters.  The committee monitors the adequacy of our policies and management for addressing environment, health and safety matters consistent with prudent exploration and production industry practices.  The Health, Safety and Environment Committee monitors and reviews compliance with applicable environment, health and safety laws, rules and regulations.  The committee reviews actions taken by management with respect to deficiencies identified or improvements recommended.  The members of the Health, Safety and Environment Committee are Dr. Craig, Ms. Warren and Mr. Holtz. Dr. Craig serves as chair of the committee.  The board of directors has determined that each of the members of the Health, Safety and Environment Committee is independent, as defined by the rules of the NYSE and in accordance with the independence standards adopted by the board.

Code of Business Conduct and Ethics, Governance Guidelines and Committee Charters

We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as to persons performing services for us generally.  We have also adopted governance guidelines and charters for the Audit Committee, Compensation Committee, Nominating and Governance Committee and Health, Safety and Environment Committee.  We will make a printed copy of our code of ethics, our governance guidelines and committee charters available to any unitholder who so requests.  Requests for print copies may be directed to us as follows: Atlas Energy Group, LLC, 425 Houston Street, Suite 300, Fort Worth, Texas 76102, Attention: Secretary.  The code of business conduct and ethics, the governance guidelines and our committee charters are also posted, and any waivers we grant to our code of business conduct and ethics will be posted, on our website at www.atlasenergy.com.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors consists of Ms. Warren and Messrs. Biderman and Holtz.  None of such persons was an officer or employee of ours or any of our subsidiaries during fiscal 2017 or was formerly an officer of ours.  During 2017, no members of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclose of related person transactions.  None of our executive officers has served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on our Board of Directors or Compensation Committee.

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

Role in Risk Oversight

General

The role in risk oversight of the board of directors recognizes the multifaceted nature of risk management.  The board has empowered several of its committees with aspects of risk oversight.  We administer our risk oversight function through the Audit Committee, which monitors material enterprise risks, and the Health, Safety and Environment Committee, which assists in determining whether appropriate policies and management systems are in place with respect to environment, health and safety and related matters and monitors and reviews compliance with applicable environment, health and safety laws, rules and regulations.  The Audit Committee also oversees our internal audit function and is responsible for monitoring the integrity and ensuring the transparency of our financial reporting processes and systems of internal controls regarding finance, accounting and regulatory compliance.  The Audit Committee incorporates its risk oversight function into its regular reports to the board of directors.  The Health, Safety and Environment Committee reviews actions taken by management with respect to deficiencies identified or improvements recommended.

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
o

in the case of the 2017 annual meeting, a unitholder’s notice to be timely must be so delivered not earlier than the close of business on the 120th day prior to the date of such annual meeting and not later than the close of business on the later of the 90th day prior to the date of such annual meeting or, if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the 10th day following the day on which public announcement of the date of the annual meeting is first made.  In no event shall an adjournment or postponement of an annual meeting, or the public announcement thereof, commence a new time period for the giving of a limited partner’s notice as described above.

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

Communicating with the Board of Directors

Unitholders and other interested parties who would like to communicate their concerns to one or more members of our board of directors, a board committee or the independent directors as a group may do so by writing to them at Atlas Energy Group, LLC, 1845 Walnut Street, 10th Floor, Philadelphia, PA 19103, c/o Dennis Holtz, Lead Director.  All concerns received will be appropriately forwarded and, if deemed appropriate by the Lead Director, may be accompanied by a report summarizing such concerns.

ITEM 11:	EXECUTIVE COMPENSATION

For purposes of the following Compensation Discussion and Analysis and executive compensation disclosures, the individuals listed below are collectively referred to as our “Named Executive Officers” or “NEOs”:

•	Edward E. Cohen, our Chief Executive Officer
•	Jeffrey M. Slotterback, our Chief Financial Officer
•	Jonathan Z. Cohen, our Executive Chairman of the Board
•	Daniel C. Herz, our President
•	Mark D. Schumacher, our Senior Vice President, through March 9, 2018.

The Atlas Energy Group Compensation Committee (“Compensation Committee”) determines the compensation of our executive officers consistent with our compensation and benefit plans, programs and policies.  The following sections of this Compensation Discussion and Analysis describe our compensation philosophy, policies and practices during 2017 as they apply to the Named Executive Officers.

Prior to September 1, 2016, the Company was the general partner of Atlas Resource Partners, L.P. (“ARP”).  On September 1, 2016, upon the emergence from bankruptcy of its successor, Titan Energy, we entered into an agreement via a wholly owned subsidiary of ours pursuant to which we manage Titan Energy’s business except for the Non-Delegated Duties as set forth in Titan Energy’s LLC Agreement.

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

Pursuant to allocations under the Omnibus Agreement, eighty percent of our NEOs’ compensation is currently reimbursed to us by Titan Energy, with the remainder allocated to us and our subsidiaries.  Titan Energy’s Conflicts Committee has the right to approve “new or additional compensation agreements or arrangements” as well as salary increases for our NEOs.

To protect our rights and those of our key employees, our Company and Titan Energy (pursuant to arrangements approved by the Bankruptcy Court), entered directly into employment agreements with our Chief Executive Officer, Executive Chairman, Executive Vice Chairman, President, and Senior Vice President as set forth below.

Compensation Program Objectives

While our compensation program has in the past been focused on alignment of interests, pay-for-performance and offering competitive compensation, our liquidity concerns coupled with the precipitous and continued drop in our unit price has necessitated a strategic refocusing on retention concerns during 2017. While our Compensation Committee continues to believe that our historic compensation objectives are ultimately worthwhile, we do not believe that it is in the best interests of the Company or our unitholders to prioritize them at this time.

Governance of Executive Compensation

Compensation Committee

The Compensation Committee is comprised solely of independent directors.

The Compensation Committee is responsible for designing our compensation objectives and methodology, and evaluating the compensation to be paid to our NEOs.  The Compensation Committee is also responsible for administering our stock ownership guidelines (which were recently suspended, as discussed in more detail below) and certain employee benefit plans, including incentive plans.

Chief Executive Officer and President

Recognizing the unusual circumstances facing the Company in 2017, our Chief Executive Officer and our President assisted the Compensation Committee in understanding the impact of the Titan Agreements and related compensation decisions made by the Titan Conflicts Committee, and establishing a simplified process.  See “—Elements of Our Compensation Program.”

Independent Compensation Consultant

While the Compensation Committee has engaged a consultant in the past, it did not retain a consultant with respect to 2017 executive compensation.  See “—Elements of Our Compensation Program.”

Timing of Compensation Decision Process

The Compensation Committee met in May 2017 to discuss the approval of retention agreements with Messrs. Slotterback and Schumacher.  In December 2017, the Compensation Committee approved the portion of each of the NEO bonuses that were allocated to the Company.

Elements of Our Compensation Program

Our compensation program is comprised of fixed and performance-based elements:  base salary, annual incentives and long-term incentives.  While we have in the past made use of long-term equity incentive awards as part of our compensation program, during 2017 our compensation program consisted primarily of base salary and annual (short-term) incentive bonuses.  In light of our liquidity concerns and as a result of the difficulty in accurately forecasting our financial performance, we did not use financial performance targets during 2017; rather, we utilized those elements of the compensation program which focused on the retention of our NEOs.

Our ongoing liquidity concerns and continued pursuit of potential refinancing or reorganization transactions led the Compensation Committee and our Board of Directors to determine that focusing on new or different compensation decisions and arrangements would not be prudent during 2017.  Accordingly, our compensation program and process was significantly simplified during 2017 as compared to prior years.  None of the compensation paid to NEOs during 2017 was discretionary, but rather consisted solely of salary, bonus and other payments in accordance with preexisting employment agreements and arrangements.

Our long-term strategy is to have greater emphasis on long-term corporate success; in 2017, recognizing the more immediate concerns related to our liquidity, our pay mix was adjusted toward short-term incentive pay.

Base Salary

Base salary is intended to provide fixed compensation to the NEOs for their performance of core duties that contribute to our success.  Base salaries represent one component of our compensation strategy and are not contingent upon the achievement of performance metrics and/or intended to compensate individuals for performance which exceeds expectations.

In 2017, the Committee did not make adjustments to the 2017 base salaries of the NEOs.

Annual Incentives

Prior to 2017, we used annual incentives, in the form of performance-based bonuses in cash and/or equity, to tie a significant portion of each of the NEO’s compensation to our annual performance.  We employed the Annual Incentive Plan for Senior Executives, which we refer to as the Senior Executive Plan, to award pay for achievement of predetermined performance measurements.  Due to our ongoing liquidity concerns, we did not use the Senior Executive Plan during 2017.

Although annual incentives remained a key element of executive compensation, in 2017, the annual incentive shifted from that of a performance based award to a contractually established bonus.  During 2017, the majority of our NEOs’ compensation (including annual bonuses) was allocated to Titan Energy and, with respect to Messrs.  E. Cohen, J. Cohen, Herz and Schumacher, was governed by the terms of each of their Employment Agreements with Titan Energy (the “Titan Agreements”).  The Titan Agreements provided that each executive would receive a 2017 annual bonus of at least 100% of his annual salary payable in cash and/or equity.  Given that the majority of the compensation was allocated to Titan, the Titan Conflicts Committee approved the bonus amounts and did not look to the Senior Executive Plan.  Although Mr. Slotterback was not party to an employment agreement with either Titan or Atlas, both the Atlas Compensation Committee and the Titan Conflicts Committee provided for an annual bonus equal to his base salary, which is consistent with the methodology contained in the employment agreements.

The Compensation Committee approved the portions of the NEOs’ annual bonuses allocated to the Company, which, in the case of Messrs. E. Cohen, J. Cohen, Herz and Schumacher, were based upon a provision in the Titan Agreements, which established a guaranteed minimum bonus for 2017 at an amount equal to their annual base salaries.  The Committee also approved Mr. Slotterback’s bonus equal to his base salary.  The total annual bonus amounts for which the Committee approved an allocated portion were as follows:  Mr. E. Cohen, $700,000; Mr. J. Cohen, $500,000; Mr. Herz, $500,000; Mr. Schumacher, $375,000; and Mr. Slotterback, $375,000.

Exceptional Bonuses

In exceptional circumstances, additional bonuses may be awarded to recognize individual and group performance or to retain an executive without regard to limitations otherwise in effect.  Given our liquidity concerns, in May 2017, the Compensation Committee approved retention agreements with Messrs. Slotterback and Schumacher.  Messrs. Schumacher and Slotterback received retention bonuses of $120,000 and $90,000, respectively, provided that they remained with the Company for an additional year.

Similarly, Messrs. Schumacher and Slotterback also entered into retention agreements with Titan Energy, entitling them to payments of up to $320,000 and $220,000, respectively, provided they remained with Titan Energy through May 2018.

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

While historically, the Compensation Committee has granted long-term incentives in the form of Atlas Energy Group phantom units to our NEOs and senior management team, the Committee did not make any such awards in 2017.  As a result of our liquidity concerns and our potential pursuit of restructuring or refinancing transactions, in February 2017, our Board approved the deferral until March 1, 2018 of the vesting of all phantom units granted to officers and employees under our Plan that had previously been scheduled to vest during 2017.  Our Board determined the deferral was in our best interests as we continue to evaluate options regarding changes to our debt or equity capital structure.  In advance of the deferred vesting date of the units, our NEOs each determined, individually, to voluntarily forfeit such units.

Since September 1, 2016, our NEOs are eligible to receive long-term incentive awards, awards which vest over a multi-year period, under the Titan Energy Management Incentive Plan, which we refer to as the Titan MIP.  Any awards under the Titan MIP to our NEOs are determined by the Titan Energy Board, including the Conflicts Committee.  Although in May 2017, the Titan Conflicts Committee issued unrestricted common stock in partial satisfaction of the 2016 annual bonuses for Messrs. Cohen, Herz and Schumacher, it did not award any long-term incentives under the Titan MIP.

Additional Information Concerning Executive Compensation

Deferred Compensation

All our employees may participate in our 401(k) plan, which is a qualified defined contribution plan designed to help participating employees accumulate funds for retirement.  In February 2015, we also assumed the Atlas Energy Executive Excess 401(k) Plan (currently known as the “Deferred Compensation Plan”), a nonqualified deferred compensation plan that was designed to permit individuals who exceeded certain income thresholds as established by the IRS and who might be subject to compensation and/or contribution limitations under what was then the Atlas Energy 401(k) plan and is now the Atlas Energy Group 401(k) Plan to defer an additional portion of their compensation.  Effective July 2016, we suspended deferrals and allocations to the accounts; however, the account balances remain payable as specified in original deferral elections.  The purpose of the Deferred Compensation Plan was to provide participants with an incentive for a long-term career with us by providing them with an appropriate level of replacement income upon retirement.  Under the Deferred Compensation Plan, a participant was permitted to contribute to an account an amount up to 10% of annual cash compensation (which means a participant’s salary and non-performance-based bonus) and up to 100% of all performance-based bonuses.  Until the suspension in July 2016, we were obligated to make matching contributions on a dollar-for-dollar basis of the amount deferred by the participant subject to a maximum matching contribution equal to 50% of the participant’s base salary for any calendar year.  We did not pay above-market or preferential earnings on deferred compensation.  Participation in the Deferred Compensation Plan is available pursuant to the terms of an individual’s employment agreement or at the designation of the Compensation Committee.  During 2017, Messrs. E. Cohen and J. Cohen were the only participants in the Deferred Compensation Plan.  For further details, please see “2017 Nonqualified Deferred Compensation” table.

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

The Compensation Committee believes these guidelines reinforce the importance of aligning the interests of our executive officers with the interests of our unitholders and encourages our executive officers to consider the long-term perspective when managing our Company. In light of the Company’s current unit price, however, the Compensation Committee temporarily suspended the application of the Guidelines.

No Hedging Of Company Stock

All of our employees are prohibited from hedging their Company stock.

No Tax Gross-Ups

We do not provide tax reimbursements to our NEOs.

Perquisites

At the discretion of the Compensation Committee, we provide perquisites to our NEOs.  In 2017, the benefits provided to the NEOs were limited to providing automobile allowances or automobile-related expenses to Messrs. E. Cohen, Herz and Schumacher.

Consulting Agreement with Mr. J. Cohen

We acquired Atlas Energy’s direct and indirect ownership interests in the Lightfoot entities as part of the assets and liabilities it acquired in connection with the Targa transaction.  As part of the transaction, we also assumed the obligations under an agreement pursuant to which Mr. J. Cohen receives compensation in recognition of his role in negotiating and structuring its investment and his continued service as chair of Lightfoot GP.  Pursuant to the agreement, Mr. J. Cohen receives an amount equal to 10% of the distributions that we receive from the Lightfoot entities, excluding amounts that constitute a return of capital to Atlas Energy.

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

CEO Pay Ratio

We identified the median employee by examining the 2017 total compensation for all individuals, excluding our CEO, who were employed by us on November 15, 2017. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not make any assumptions, adjustments, or estimates with respect to total compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2017.

After identifying the median employee based on a ranking of employees by reported W-2 compensation, we calculated annual total compensation for such employee in accordance with Regulation S-K Item 402(c)(2)(x).  The annual total compensation for fiscal year 2017 for our CEO was $1,512,028 and for our median employee it was $86,320. The resulting ratio of our CEO’s pay to the pay of our median employee for 2017 is 17.5 to 1.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

THE SUMMARY COMPENSATION TABLE BELOW INCLUDES PAYMENTS MADE IN CONNECTION WITH THE $7.7 BILLION TARGA TRANSACTIONS.  THE FOOTNOTES TO THE SUMMARY COMPENSATION TABLE DELINEATE WHICH AMOUNTS ARE ATTRIBUTABLE TO THE TARGA TRANSACTION.

SUMMARY COMPENSATION TABLE

Name	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)	Total ($)

Edward E. Cohen	2017	700,000	700,000	109,216	—	2,812(3)	1,512,028
	2016	700,000	280,000	869,555	470,000	150,886	2,470,441
	2015	475,000	—	1,607,500	300,000	72,453,196(4)	74,835,696

Jeffrey M. Slotterback	2017	350,000	538,333(5)	—	—	—	888,333
	2016	280,192	410,000	367,835	217,500	75	1,275,602
	2015	205,384	—	225,050	300,000	735,912(6)	1,466,347

Jonathan Z. Cohen	2017	500,000	500,000	78,008	—	2,173,463(7)	3,251,470
	2016	500,000	200,000	869,555	370,000	321,239	2,260,794
	2015	417,308	—	1,607,500	250,000	63,058,149(8)	65,332,956

Daniel C. Herz	2017	500,000	500,000	78,008	—	233,610(9)	1,311,617
	2016	500,000	200,000	869,555	370,000	9,600	1,949,155
	2015	325,000	—	1,607,500	1,000,000	14,975,844(10)	17,908,343

Mark D. Schumacher	2017	375,000	655,000(11)	58,510	—	9,600(12)	1,098,110
	2016	375,000	150,000	367,835	267,500	11,991	1,172,326
	2015	375,000	—	1,125,250	500,000	1,680,655(13)	3,680,905

____________

(1)

For fiscal year 2017, the amounts reflect the fair market value of the common shares under the Titan Plan.  The fair market value was determined based upon the 10-day volume weighted average price prior to the grant date of Titan stock.  See “Compensation Discussion & Analysis—Determination of 2017 Compensation Amounts—Long-Term Incentives.”  For fiscal year 2016, the amounts reflect the grant date fair value of the phantom units under the Atlas Energy Group Plan and the grant date fair value of the common shares under the Titan Plan.  The grant date fair value was determined in accordance with FASB ASC Topic 718 and is based on the market value on the grant date of Atlas Energy Group units and Titan stock.  For fiscal year 2015, the amounts reflect the grant date fair value of the phantom units under the Atlas Energy Group Plan.  The grant date fair value was determined in accordance with FASB ASC Topic 718 and is based on the market value on the grant date of Atlas Energy Group units.

(2)	No awards were issued pursuant to the Senior Executive Plan.
(3)	Represents tax, title and insurance premiums for Mr. E. Cohen’s automobile.

(4)

Comprised of (i) payments on distribution equivalent rights (“DERs”) of $317,237 with respect to the phantom units awarded under the Atlas Energy Plans, (ii) payments on DERs of $29,490 with respect to the phantom units awarded under the ARP Plan, (iii) payments on DERs of $100,800 with respect to the phantom units awarded under the APL Plans, (iv) a matching contribution of $524,423 under the Atlas Energy Deferred Compensation Plan; and (v) tax, title and insurance premiums for Mr. E. Cohen’s automobile.  The “All Other Compensation” amount also includes payments related to the Targa transaction as follows: (i) cash-out of Atlas Energy and APL equity awards of 38,463,425, (ii) cash severance of $32,538,286; and (iii) a pro-rated cash annual incentive of $476,712.

(5)	Comprised of (i) a cash bonus of $375,000 and (ii) a retention bonus of $163,333.
(6)

Comprised of (i) payments on DERs of $8,168 with respect to the phantom units awarded under the Atlas Energy Plans and (ii) payments on DERs of $3,148 with respect to the phantom units awarded under the ARP Plan.  The “All Other Compensation” amount also includes a cash-out of Atlas Energy equity awards of $629,597 related to the Targa transaction.

(7)	Represents $2,173,463 paid under the agreement relating to Lightfoot.
(8)

Comprised of (i) payments on DERs of $289,181 with respect to the phantom units awarded under the Atlas Energy Plans, (ii) payments on DERs of $29,490 with respect to the phantom units awarded under the ARP Plan, (iii) payments on DERs of $100,800 with respect to the phantom units awarded under the APL Plans, (iv) a matching contribution of $ 375,577 under the Atlas Energy Deferred Compensation Plan; and (v) 284,707 paid under the agreement relating to Lightfoot.  The “All Other Compensation” amount also includes payments related to the Targa transaction as follows:  (i) cash-out of Atlas Energy and APL equity awards of 30,613,393, (iii) cash severance of $ 30,888,289; and (iii) a pro-rated cash annual incentive of $476,712.

(9)

Comprised of (i) an automobile allowance and (ii) the distribution of proceeds from the Lightfoot transaction, comprising 10% of the amount Mr. J. Cohen had been originally entitled to receive pursuant to an agreement between the Company’s subsidiary and Mr. J. Cohen.

(10)

Comprised of (i) payments on DERs of $122,713 with respect to the phantom units awarded under the Atlas Energy Plans, (ii) payments on DERs of $13,762 with respect to the phantom units awarded under the ARP Plan, (iii) payments on DERs of $ 36,640 with respect to the phantom units awarded under the APL Plans; and (iv) an automobile allowance.  The “All Other Compensation” amount also includes payments related to the Targa transaction as follows:  (i) cash-out of Atlas Energy and APL equity awards of 11,926,461, (ii) cash severance of $2,866,667; and (iii) a pro-rated cash annual incentive of $182,740.

(11)	Comprised of (i) a cash bonus of $375,000 and (ii) a retention bonus of $280,000.
(12)	Represents an automobile allowance.
(13)

Comprised of (i) payments on DERs of $24,858 with respect to the phantom units awarded under the Atlas Energy Plans, (ii) payments on DERs of $96,255 with respect to the phantom units awarded under the ARP Plan; and (iii) an automobile allowance.  The “All Other Compensation” amount also includes a cash-out of Atlas Energy equity awards of $1,549,943 related to the Targa transaction.

2017 GRANTS OF PLAN-BASED AWARDS

	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Unit Awards
Name
Edward E. Cohen	5/17/2017	11,769(1)	$109,216(2)

Jonathan Z. Cohen	5/17/2017	8,406(1)	$ 78,007(2)

Jeffrey M. Slotterback	N/A	—	—

Daniel C. Herz	5/17/2017	8,406(1)	$535,555(2)

Mark D. Schumacher	5/17/2017	6,305(1)	$ 58,510(2)

_______________

(1)	Represents shares granted and immediately issued under the 2016 Titan Management Incentive Plan.
(2)	The grant date fair value was calculated in accordance with FASB ASC Topic 718.

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

Under each of the Atlas Employment Agreements, any payments or benefits payable to the executive will be cut back to the extent that such payments or benefits would result in the imposition of excise taxes under Section 4999 of the Internal Revenue Code, unless the executive would be better off on an after-tax basis receiving all such payments or benefits.

The following table provides an estimate of the value of the benefits to Mr. E. Cohen pursuant to his Atlas Employment Agreement, if a termination event had occurred as of December 31, 2017.

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$3,750,000(3)	$—	$97,976
Disability	750,000	56,240	97,976
Termination by us without cause or by Mr. Cohen for good reason	7,376,712(4)	56,240	97,976

_____________________

(1)	Dental and medical benefits were calculated using 2017 COBRA rates.
(2)

Represents the value of unvested unit awards disclosed in the “2017 Outstanding Equity Awards at Fiscal Year-End” table. Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2017.

(3)	Represents incentive compensation and life insurance policy proceeds.
(4)	Represents incentive compensation plus three times (a) Mr. Cohen’s base salary plus (b) average incentive compensation.

The following table provides an estimate of the value of the benefits to Mr. J. Cohen pursuant to his Atlas Employment Agreement, if a termination event had occurred as of December 31, 2017.

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$3,750,000(3)	$—	$97,976
Disability	570,000	96,188	97,976
Termination by us without cause or by Mr. Cohen for good reason	6,366,712(4)	96,188	97,976

_____________________

(1)	Dental and medical benefits were calculated using 2017 COBRA rates.
(2)

Represents the value of unvested unit awards disclosed in the “2017 Outstanding Equity Awards at Fiscal Year-End” table.  Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2017.

(3)	Represents incentive compensation and life insurance policy proceeds.
(4)	Represents incentive compensation plus three times (a) Mr. Cohen’s base salary plus (b) average incentive compensation.

The following table provides an estimate of the value of the benefits to Mr. Herz pursuant to his Atlas Employment Agreement, if a termination event had occurred as of December 31, 2017.

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$570,000	$ 31,962	$97,976
Disability	570,000	31,962	97,976
Termination by us without cause or by Mr. Herz for good reason	4,472,740(3)	63,923	97,976

_____________________

(1)	Dental and medical benefits were calculated using 2017 COBRA rates.
(2)

Represents the value of unvested unit awards disclosed in the “2017 Outstanding Equity Awards at Fiscal Year-End” table.  Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2017.

(3)	Represents two times (a) Mr. Herz’s base salary plus (b) average incentive compensation.

The following table provides an estimate of the value of the benefits to Mr. Schumacher, pursuant to his Atlas Employment Agreement, if a termination event had occurred as of December 31, 2017:

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$417,500	$32,063	$42,054
Disability	417,500	32,063	42,054
Termination by us without cause or by Mr. Schumacher for good reason	1,954,167(3)	64,125	42,054

_____________________

(1)	Dental and medical benefits were calculated using 2017 COBRA rates.
(2)

Represents the value of unvested unit awards disclosed in the “2017 Outstanding Equity Awards at Fiscal Year-End” table.  Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2017.

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

Each of the Titan Employment Agreements contains restrictive covenants applicable to the executive officers with respect to noncompetition and non-solicitation that are similar to such provisions in the Atlas Employment Agreements.

In addition, Under each of the Titan Employment Agreements, any payments or benefits payable to the executive will be cut back to the extent that such payments or benefits would result in the imposition of excise taxes under Section 4999 of the Internal Revenue Code, unless the executive would be better off on an after-tax basis receiving all such payments or benefits.

The following table provides an estimate of the value of the benefits to Mr. E. Cohen pursuant to his Titan Employment Agreement, if a termination event had occurred as of December 31, 2017.

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$3,750,000(3)	$—	$75,476
Disability	750,000	56,240	75,476
Change of Control	5,674,524	56,240	75,476
Termination by us without cause or by Mr. Cohen for good reason	6,640,068(4)	56,240	75,476

_____________________

(1)	Dental and medical benefits were calculated using 2017 COBRA rates.

(2)

Represents the value of unvested unit awards disclosed in the “2017 Outstanding Equity Awards at Fiscal Year-End” table. Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2017.

(3)	Represents incentive compensation and life insurance policy proceeds.
(4)	Represents accrued obligations plus three times (a) Mr. Cohen’s base salary plus (b) average incentive compensation.

The following table provides an estimate of the value of the benefits to Mr. J. Cohen pursuant to his Titan Employment Agreement, if a termination event had occurred as of December 31, 2017.

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$3,570,000(3)	$—	$75,476
Disability Change of Control	570,000 5,439,592	96,188 96,188	75,476 75,476
Termination by us without cause or by Mr. Cohen for good reason	5,515,068(4)	96,188	75,476

_____________________

(1)	Dental and medical benefits were calculated using 2017 COBRA rates.
(2)

Represents the value of unvested unit awards disclosed in the “2017 Outstanding Equity Awards at Fiscal Year-End” table.  Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2017.

(3)	Represents incentive compensation and life insurance policy proceeds.
(4)	Represents accrued obligations plus three times (a) Mr. Cohen’s base salary plus (b) average incentive compensation.

The following table provides an estimate of the value of the benefits to Mr. Herz pursuant to his Titan Employment Agreement, if a termination event had occurred as of December 31, 2017.

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$570,000	$ 31,962	$75,476
Disability	570,000	31,962	75,476
Change of Control Termination by us without cause or by Mr. Herz for good reason	3,722,740 3,722,740(3)	63,923 63,923	75,476 75,476

_____________________

(1)	Dental and medical benefits were calculated using 2017 COBRA rates.
(2)

Represents the value of unvested unit awards disclosed in the “2017 Outstanding Equity Awards at Fiscal Year-End” table.  Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2017.

(3)	Represents two times (a) Mr. Herz’s base salary plus (b) average incentive compensation.

The following table provides an estimate of the value of the benefits to Mr. Schumacher, pursuant to his Titan Employment Agreement, if a termination event had occurred as of December 31, 2017:

Reason for termination	Lump sum severance payment	Benefits(1)	Accelerated vesting of unit awards and option awards(2)
Death	$417,500	$32,063	$28,304
Disability	417,500	32,063	28,304
Change of Control Termination by us without cause or by Mr. Schumacher for good reason	2,085,000 2,085,000(3)	64,125 64,125	28,304 28,304

_____________________

(1)	Dental and medical benefits were calculated using 2017 COBRA rates.
(2)

Represents the value of unvested unit awards disclosed in the “2017 Outstanding Equity Awards at Fiscal Year-End” table.  Calculated by multiplying the number of accelerated units by the closing price of the applicable unit on December 31, 2017.

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

Administration

Grants made under the 2015 LTIP are determined by our Board of Directors, or a committee of the Board of Directors that is appointed by the Board of Directors to administer the 2015 LTIP.  Our Board has appointed the Compensation Committee to administer the 2015 LTIP, which we refer to as the “Committee.”

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

Titan Management Incentive Plan

The Amended and Restated Titan Energy, LLC Management Incentive Plan (the “MIP”) has been adopted for the employees, directors and individual consultants of Titan and its affiliates.  The MIP permits the grant of options, phantom shares and restricted and unrestricted common shares, as well as dividend equivalent rights.  A maximum of 25% of the shares available for issuance under the MIP shall be available for issuance pursuant to incentive stock options.  Subject to adjustment in accordance with the MIP, a maximum of 655,555 common shares was originally reserved for issuance pursuant to awards under the MIP.  Common shares subject to forfeited awards or withheld to satisfy exercise prices or tax withholding obligations will again be available for delivery pursuant to other awards.  Upon a change in control, all unvested awards held by directors shall immediately vest in full.  The MIP has a term of 10 years and will be administered by the Board, which may delegate to a Committee or Titan’s Chief Executive Officer.

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

2017 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
Name	Number of Units that have not Vested	Market Value of Units that have not Vested

Edward E. Cohen	49,655(1)	75,476
	250,000(2)	12,500
	200,000(3)	10,000
Jeffrey M. Slotterback	18,621(4)	28,304
	35,000(5)	1,750
	100,000(6)	5,000
Jonathan Z. Cohen	49,655(1)	75,476
	250,000(2)	12,500
	200,000(3)	10,000
Daniel C. Herz	49,655(1)	75,476
	250,000(2)	12,500
	200,000(3)	10,000
Mark D. Schumacher	18,621(4)	28,304
	175,000(7)	8,750
	100,000(6)	5,000

_____________________

(1)	Represents Titan Energy, LLC shares which will become unrestricted as follows: 9/1/2018 - 24,456; 9/1/2019 - 25,199
(2)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 165,000; 6/8/2018 - 85,000.
(3)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 66,000; 10/6/2018 - 66,000; 10/6/2019 - 68,000.
(4)	Represents Titan Energy, LLC shares which will become unrestricted as follows: 9/1/2018 - 9,171; 9/1/2019 - 9,450.
(5)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 23,100; 6/8/2018 - 11,900.
(6)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 33,000; 10/6/2018 - 33,000; 10/6/2019 - 34,000.
(7)	Represents Atlas Energy phantom units, which vest as follows: 3/1/2018 - 115,500; 6/8/2018 - 59,500.

2017 OPTION EXERCISES AND UNITS VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Units Acquired on Exercise	Value Realized on Exercise ($)	Number of Units Acquired on Vesting	Value Realized on Vesting ($)

Edward E. Cohen	—	—	36,225(1)	201,415
Jeffrey M. Slotterback	—	—	9,171(2)	34,575
Jonathan Z. Cohen	—	—	32,862(3)	170,207
Daniel C. Herz	—	—	32,862(4)	170,207
Mark D. Schumacher	—	—	15,476(5)	93,085

_____________________

(1)	Includes 15,206 of Titan shares with a value of $84,579.08 that were withheld to cover taxes.
(2)	Includes 4,340 of Titan shares with a value of $16,361.80 that were withheld to cover taxes.
(3)	Includes 18,256 of Titan shares with a value of $94,556.82 that were withheld to cover taxes.
(4)	Includes 15,528 of Titan shares with a value of $80,426.28 that were withheld to cover taxes.
(5)	Includes 4,234 of Titan shares with a value of $25,466.93 that were withheld to cover taxes.

2017 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive contributions In the last FY ($)	Registrant contributions in the last FY ($)	Aggregate earnings in the last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate balance at last FYE ($)

Edward E. Cohen	—	—	7,248	—	1,375,694(1)
Jonathan Z. Cohen	—	—	5,594	921,188	126,365

_____________________

(1)	Subsequent to year end, Mr. E. Cohen received a distribution of $1,318,553 pursuant to his deferral election.

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

2017 DIRECTOR COMPENSATION TABLE

Name	Fees earned or paid in cash	Stock awards	All other compensation	Total

Mark C. Biderman	$100,000	$—	$—	$100,000
DeAnn Craig	$80,000	$—	$—	$80,000
Dennis A. Holtz	$82,500	$—	$—	$82,500
Walter C. Jones	$44,725	$—	$—	$44,725(1)
Jeffrey F. Kupfer	$44,725	$—	$—	$44,725(1)
Ellen F. Warren	$85,000	$—	$—	$85,000

_____________________

(1)	Payments reflect compensation received through July 25, 2017.

Director Compensation

Our officers or employees who also served as directors did not receive additional compensation for their service as a director.  In fiscal 2015, the annual retainer for non-employee directors was comprised of $75,000 in cash and an annual grant of phantom units with DERs under the 2015 LTIP having a fair market value of $125,000.   The units will vest ratably over four years beginning on the grant date.  The chair of the Audit Committee received an annual fee of $25,000, the chair of the Compensation Committee received an annual fee of $10,000, the chair of the Nominating and Governance Committee received an annual fee of $7,500; and the chair of the Health, Safety and Environment Committee received an annual fee of $5,000.

In February 2017, the Nominating and Governance Committee decided to maintain the cash portion of the annual compensation for 2017, but in light of our continuing evaluations of options regarding changes to our debt or equity capital structure, they temporarily suspended the equity issuance.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

This report has been provided by the Compensation Committee of the Board.

Ellen F. Warren, Chair

Mark C. Biderman

Dennis A. Holtz

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the number and percentage of common units owned as of May 8, 2018 held by (a) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common units, (b) each of our present directors and nominees, (c) each of our named executive officers who served during the 2017 fiscal year, and (d) all of our directors, nominees and executive officers as a group. This information is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Common units issuable pursuant to options, warrants or phantom units are deemed to be outstanding for purposes of computing the percentage of the person or group holding such options, warrants or phantom units but are not deemed to be outstanding for purposes of computing the percentage of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

	Common unit amount and nature of beneficial ownership	Percent of class
Beneficial owner
Directors (1)
Mark C. Biderman	16,728	*
Edward E. Cohen	2,655,637(2)	8.23%
Jonathan Z. Cohen	2,609,823(3)	8.09%
DeAnn Craig	7,941	*
Dennis A. Holtz	14,122	*
Ellen F. Warren	9,516	*
Named Executive Officers(1)
Daniel C. Herz	218,192(4)	*
Jeffrey M. Slotterback	1,101	*
Mark D. Schumacher(5)	7,375	*
All executive officers, directors and nominees as a group (11 persons)	3,992,347(6)	12.30%
Other owners of more than 5% of outstanding common units
Leon G. Cooperman(7)	3,520,173	10.82%
Dorsey R. Gardner(8)	2,233,762	6.99%

* Less than 1%

(1)	The business address for each director, director nominee and executive officer is 1845 Walnut Street, 10th Floor, Philadelphia, PA 19103.
(2)

Includes (i) 13,125 common units held in an individual retirement account of Mr. E. Cohen’s spouse, (ii) 33,636 common units held in trust for the benefit of Mr. E. Cohen’s spouse and/or children; (iii) 1,372,366 common units held by a charitable foundation of which Mr. E. Cohen, his spouse and their children are among the trustees (the “Foundation”); (iv) 151,413 warrants to purchase an equivalent number of common units held by the Foundation; (v) 863,102 common units held by Solomon Investment Partnership, L.P. (the “Partnership”), of which Mr. E. Cohen and his spouse are the sole shareholders, officers and directors of the corporate general partner and are the sole partners of the Partnership; and (vi) 151,413 warrants to purchase an equivalent number of common units held by the Partnership. Mr. E. Cohen disclaims beneficial ownership of the units described in (i) and (ii) above. 1,557,415 of these common units are also included in the common units referred to in footnote 3 below.

(3)

Includes (i) 151,413 warrants to purchase an equivalent number of common units; (ii) 151,413 warrants to purchase an equivalent number of common units held by the Foundation; (iii) 33,636 common units held in a trust of which Mr. J. Cohen is a co-trustee and co-beneficiary and (iv) 1,372,366 common units held by the Foundation. 1,557,415 of common units are also included in the common units referred to in footnote 2 above.

(4)	Includes 32,445 warrants to purchase an equivalent number of common units.
(5)	Mr. Schumacher is no longer employed by us as of March 9, 2018.
(6)

This number has been adjusted to exclude 1,372,366 common units and 151,413 warrants to purchase common units which were included in both Mr. E. Cohen’s beneficial ownership amount and Mr. J. Cohen’s beneficial ownership amount.

(7)

This information is based on a Schedule 13D/A filed on July 10, 2017.  Includes 564,455 warrants to purchase an equivalent number of common units. The address of Mr. Cooperman is St. Andrew’s Country Club, 7118 Melrose Castle Lane, Boca Raton, FL 33496.

(8)	This information is based on a Schedule 13G filed on September 29, 2016 by Dorsey R. Gardner. The address of the reporting persons is 401 Worth Avenue, Palm Beach, Florida 33480.

We indirectly own 80.01% of Atlas Growth Partners, GP, LLC (“AGP GP”), and 19.99% of AGP GP is owned by current and former members of our management.

Equity Compensation Plan Information

The following table contains information about the Atlas Energy Group, LLC 2015 Long-Term Incentive Plan as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of equity instruments(1)	Weighted- average exercise price of outstanding equity instruments(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	2,855,152	—	2,855,152
Equity compensation plans not approved by security holders	—	—	—
Total	2,855,152	—	2,043,796

(1)	As of December 31, 2017, all awards outstanding under our 2015 Long-Term Incentive Plan are phantom unit awards subject to time-based vesting, accordingly, there is no weighted-average exercise price.
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Relationship with Titan

Following the consummation of the transactions pursuant to the Plan, on September 1, 2016, we entered into a Delegation of Management Agreement (the “Delegation Agreement”) with Titan.  Pursuant to the Delegation Agreement, Titan has delegated to Titan Management all of Titan’s rights and powers to manage and control the business and affairs of Titan Operating.  However, Titan’s board of directors retains management and control over certain non-delegated duties.

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

For the year ended December 31, 2017, Titan reimbursed us $30.4 million for expenses, compensation and benefits.

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

AGP does not directly employ any persons to manage or operate its business.  These functions are provided by our employees and affiliates.  AGP GP receives an annual management fee in connection with its management of AGP equivalent to 1% of capital contributions per annum.  During the year ended December 31, 2017, AGP paid $2.3 million for this management fee.  We charge direct costs, such as salary and wages, and allocate indirect costs, such as rent for offices, to AGP by us based on the number of its employees who devoted substantially all of their time to activities on its behalf.  AGP reimburses us at cost for direct costs incurred on its behalf.  AGP will reimburse all necessary and reasonable costs allocated by the general partner.

Our Relationship with Osprey Sponsor

We received our membership interest in Osprey Sponsor in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey, for which we will be reimbursed at cost. We have provided a nominal amount of services to Osprey as of December 31, 2017.

GP/LP Interest in Lightfoot

We have a 12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and a 15.9% general partner interest in Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”), the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of our board of directors, is the Chairman of the board of directors.  During the year ended December 31, 2017, we received net cash distributions of $1.6 million.

On August 29, 2017, Lightfoot G.P., Lightfoot L.P. and Lightfoot’s subsidiary, Arc Logistics Partners LP (NYSE: ARCX) (“Arc Logistics”), announced that they entered into a Purchase Agreement and Plan of Merger (the “Merger Agreement”) with Zenith Energy U.S., L.P. (together with its affiliates, “Zenith”), a portfolio company of Warburg Pincus, pursuant to which Zenith will acquire Arc Logistics GP LLC (“Arc GP”), the general partner of Arc Logistics (the “GP Transfer”), and all of the outstanding common units of Arc Logistics (the “Merger” and, together with the GP Transfer, the “Proposed Transaction”). In connection with the closing on December 21, 2017, Lightfoot L.P. received net proceeds of approximately $21.6 million. We used the net proceeds to repay borrowings under our first lien credit agreement.

Pursuant to the terms of the agreement with Jonathan Cohen, Mr. Cohen received $2.0 in connection with the transaction.  In recognition of Mr. Herz’s work in connection with Atlas Lightfoot, Mr. Herz received $0.2, representing 10% of the aggregate amount Mr. J. Cohen had originally been entitled to receive pursuant to the agreement.

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

Director Independence

Our board of directors has determined that Dr. Craig, Ms. Warren and Messrs. Biderman and Holtz each satisfy the requirement for independence set out in the rules of the New York Stock Exchange and those set forth in Rule 10A-3(b)(1) of the Exchange Act and meet the definition of an independent member set forth in our Governance Guidelines.  In making these determinations, the board of directors reviewed information from each of these independent board members concerning all their respective relationships with us and analyzed the materiality of those relationships.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2017 and 2016, the accounting fees and services (in thousands) charged by Grant Thornton, LLP, our independent auditors, were as follows:

	Years Ended December 31,
	2017	2016
Audit fees(1)	$318	$670
Audit-related fees(2)	—	97
Tax fees(3)	57	169
Total accounting fees and services	$375	$936

(1)

Represents the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton LLP principally for the audits of our and our subsidiaries’ annual financial statements and the quarterly reviews of our and our subsidiaries’ financial statements included in Form 10-Qs and also for services related to our and our subsidiaries’ Form 8-Ks.

(2)

Represents the aggregate fees recognized during the years ended December 31, 2017 and 2016 for professional services rendered by Grant Thornton LLP substantially related to certain necessary audit related services in connection with the registration and/or private placement of Titan’s Drilling Partnerships and audits of our benefit plans.

(3)	The fees for tax services rendered related to tax compliance.

Audit Committee Pre-Approval Policies and Procedures

The audit committee, on at least an annual basis, will review audit and non-audit services performed by Grant Thornton LLP as well as the fees charged by Grant Thornton LLP for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during 2017 and 2016 by the audit committee.

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

2.2**

Amended and Restated Shared Acquisition and Operating Agreement, effective as of September 24, 2014, by and among ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Eagle Ford Operating Company, LLC. (incorporated by reference to Exhibit 2.4(b) to Atlas Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015) .

2.3**

Addendum #2 to the Amended and Restated Shared Acquisition and Operating Agreement by and among ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Eagle Ford Operating Company, LLC, effective as of July 1, 2015 . (incorporated by reference to Exhibit 2.4(c) to Atlas Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015) .

2.4**

Addendum #3 to the Amended and Restated Shared Acquisition and Operating Agreement by and among ARP Eagle Ford, LLC, Atlas Growth Eagle Ford, LLC and Atlas Eagle Ford Operating Company, LLC, effective as of September 30, 2015 . (incorporated by reference to Exhibit 2.4(d) to Atlas Resource Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

2.5

Purchase and Sale Agreement, dated May 18, 2015, by and between New Atlas Holdings, LLC and ARP Production Company, LLC (incorporated by reference to Exhibit 2.1 to Atlas Resource Partners, L.P.’s Current Report on Form 8-K filed May 22, 2015).

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

3.4	Certificate of Limited Partnership of Atlas Growth Partners, L.P. (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015).

3.5	Partnership Agreement of Atlas Growth Partners, L.P., dated February 11, 2013 (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on October 21, 2015).

3.6	First Amended and Restated Limited Partnership Agreement of Atlas Growth Partners, L.P. (incorporated by reference to our Current Report on Form 8-K filed on April 6, 2016).

Exhibit Number	Exhibit Description

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

4.1	Form of Warrant to Purchase Atlas Energy Group, LLC common units, issued effective as of March 30, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 29, 2016).

4.2	Atlas Growth Partners, L.P. Form of Warrant Agreement (included as Exhibit D to the Prospectus filed pursuant to Rule 424(b)(1) filed on April 5, 2016).

10.1	Atlas Energy Group, LLC 2015 Long-Term Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed March 2, 2015).

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

10.7

Credit Agreement, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent, dated as of August 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed August 14, 2015).

10.8

Amendment to Credit Agreement dated as of August 24, 2015, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Annual Report on Form 10-K filed March 30, 2016).

10.9

Second Amendment to Credit Agreement dated as of January 30, 2016, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Annual Report on Form 10-K filed March 30, 2016).

10.10

Third Amendment to Credit Agreement dated as of March 30, 2016, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Annual Report on Form 10-K filed March 30, 2016).

Exhibit Number	Exhibit Description

10.11 10.12 10.13 10.14 10.15

Fourth Amendment to Credit Agreement dated as of March 30, 2016, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed October 6, 2016).

Fifth Amendment to Credit Agreement, dated as of December  28, 2017, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, Titan Energy Management, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed January 4, 2018).

Sixth Amendment to Credit Agreement, dated January  31, 2018, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, Titan Energy Management, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed February 6, 2018).

Seventh Amendment to Credit Agreement, dated March  15, 2018, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, Titan Energy Management, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed March 20, 2018).

Eighth Amendment to Credit Agreement, dated April 26, 2018, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, Titan Energy Management, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed May 2, 2018).

10.16

Second Lien Credit Agreement, dated as of March 30, 2016, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Annual Report on Form 10-K filed March 30, 2016).

10.17

First Amendment to Second Lien Credit Agreement, dated as of March 30, 2016, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed October 6, 2016).

10.18

Registration Rights Agreement, dated as of April 27, 2016, by and among Atlas Energy Group, LLC, Riverstone Credit Partners, L.P., AEG Asset Management, LLC and The Leon and Toby Cooperman Family Foundation (incorporated by reference to our Current Report on Form 8-K filed April 29, 2016).

10.19	Retention Agreement among Atlas Energy Group, LLC and Jeffrey M. Slotterback, dated April 20, 2016 (incorporated by reference to our Current Report on Form 8-K filed May 16, 2016).

10.20	Atlas Growth Partners, L.P. Form of Warrant Agreement (included as Exhibit D to the Prospectus filed pursuant to Rule 424(b)(1) filed on April 5, 2016).

10.21	Atlas Growth Partners, L.P. Form of Subscription Agreement (included as Exhibit C to the Prospectus filed pursuant to Rule 424(b)(1) filed on April 5, 2016).

10.22

Atlas Growth Partners, L.P. Credit Agreement among Atlas Growth Partners, L.P., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, dated as of May 1, 2015 (incorporated by reference to the registration statement on Form S-1 (File No. 333-207537) filed on March 25, 2016).

10.23	Atlas Growth Partners, L.P. Long Term Incentive Plan (included as Exhibit F to the Prospectus filed pursuant to Rule 424(b)(1) filed on April 5, 2016).

10.24

Exclusive Dealer Manager Agreement by and among Atlas Growth Partners, L.P., Atlas Growth Partners GP, LLC and Anthem Securities, Inc., dated April 5, 2016 (incorporated by reference to Atlas Growth Partners, L.P.’s Current Report on Form 8-K filed on April 6, 2016).

10.25	Atlas Growth Partners, L.P. Distribution Reinvestment Plan (incorporated by reference to Atlas Growth Partners, L.P.’s Current Report on Form 8-K filed on April 6, 2016).

Exhibit Number	Exhibit Description

10.26

Delegation of Management Agreement, dated as of September 1, 2016, by and between Titan Energy, LLC and Titan Energy Management, LLC (incorporated by reference to Exhibit 10.4 to Titan Energy LLC’s Current Report on Form 8-K filed September 7, 2016).

10.27

Omnibus Agreement, dated as of September 1, 2016, by and among Titan Energy, LLC, Titan Energy Operating, LLC, Titan Energy Management, LLC and Atlas Energy Resource Services, Inc. (incorporated by reference to Exhibit 10.5 to Titan Energy LLC’s Current Report on Form 8-K filed September 7, 2016).

10.28

Employment Agreement among Titan Energy, LLC and Titan Energy Operating, LLC and Edward E. Cohen (incorporated by reference to Exhibit 10.6 to Titan Energy LLC’s Current Report on Form 8-K filed September 7, 2016).

10.29

Employment Agreement among Titan Energy, LLC and Titan Energy Operating, LLC and Jonathan Z. Cohen (incorporated by reference to Exhibit 10.7 to Titan Energy LLC’s Current Report on Form 8-K filed September 7, 2016).

10.30

Employment Agreement among Titan Energy, LLC and Titan Energy Operating, LLC and Daniel C. Herz (incorporated by reference to Exhibit 10.8 to Titan Energy LLC’s Current Report on Form 8-K filed September 7, 2016) .

10.31

Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Edward E. Cohen, dated September 4, 2015 (incorporated by reference to Exhibit 10.1 to Atlas Resource Partners, L.P.’s Current Report on Form 8-K filed September 4, 2015).

10.32

Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Jonathan Z. Cohen, dated September 4, 2015 (incorporated by reference to Exhibit 10.1 to Atlas Resource Partners, L.P.’s Current Report on Form 8-K filed September 4, 2015).

10.33 10.34

Employment Agreement among Atlas Energy Group, LLC, Atlas Resource Partners, L.P. and Daniel C. Herz, dated September 4, 2015 (incorporated by reference to Exhibit 10.1 to Atlas Resource Partners, L.P.’s Current Report on Form 8-K filed September 4, 2015).

Letter Agreement, dated as of September 29, 2017, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2017).

21.1*	Subsidiaries of Atlas Energy Group, LLC

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Wright and Company, Inc.

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

32.2*	Section 1350 Certification

99.1*	Summary Reserve Report of Wright & Company, Inc.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB***	XBRL Label Linkbase Documen

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

*	Provided herewith.
**	The schedules have been omitted pursuant to Item 601(b) of Regulation S-K. A copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.
***

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

ATLAS ENERGY GROUP, LLC

Date: May 8, 2018	By:	/s/ EDWARD E. COHEN
Edward E. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of May 8, 2018.

/s/ EDWARD E. COHEN	Chief Executive Officer and Director (Principal Executive Officer)
Edward E. Cohen

/s/ JONATHAN Z. COHEN	Executive Chairman of the Board
Jonathan Z. Cohen

/s/ JEFFREY M. SLOTTERBACK	Chief Financial Officer (Principal Financial Officer)
Jeffrey M. Slotterback

/s/ MATTHEW J. FINKBEINER	Chief Accounting Officer (Principal Accounting Officer)
Matthew J. Finkbeiner

/s/ MARK C. BIDERMAN	Director
Mark C. Biderman

/s/ DEANN CRAIG	Director
DeAnn Craig

/s/ DENNIS A. HOLTZ	Director
Dennis A. Holtz

/s/ ELLEN F. WARREN	Director
Ellen F. Warren