Form 10-Q
period 2018-03-31
Atlas Energy Group, LLC
filed 2018-06-11
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)

during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

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

As of June 8, 2018, there were 31,973,518 common units outstanding.

ATLAS ENERGY GROUP, LLC

INDEX TO ANNUAL REPORT

ON FORM 10-Q

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations include:

•	actions that we may take in connection with our liquidity needs, including the incurrence of amounts of cancellation of indebtedness income;
•	the fact that our cash flow is substantially dependent on the ability of Titan and AGP to make distributions, but neither Titan nor AGP is currently paying distributions;
•	the demand for natural gas, oil, NGLs and condensate;
•	the price volatility of natural gas, oil, NGLs, and condensate;
•	economic conditions and instability in the financial markets;
•	the impact of our common units being quoted on the OTCQB Market and not listed on a national securities exchange;
•	future financial and operating results;
•	economic conditions and instability in the financial markets;
•	success in efficiently developing and exploiting our reserves and meeting substantial capital investment needs;
•	the accuracy of estimated natural gas and oil reserves;
•	the financial and accounting impact of hedging transactions;
•	potential changes in tax laws and environmental and other regulations that may affect our business;
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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described under Part II-- Item 1A “Risk Factors” of this report and Part I—Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of these statements to reflect future events or developments.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$8,783	$12,929
Accounts receivable	481	564
Advances to affiliates	129	-
Prepaid expenses and other	76	160
Total current assets	9,469	13,653
Property, plant and equipment, net	68,963	65,293
Other assets, net	3,771	5,102
Total assets	$82,203	$84,048

LIABILITIES AND UNITHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	483	332
Advances from affiliates	11,114	9,602
Current portion of derivative payable	579	497
Accrued liabilities	7,304	7,971
Current portion of long-term debt	84,467	79,350
Total current liabilities	103,947	97,752
Asset retirement obligations and other	640	1,968

Commitments and contingencies (Note 6)

Unitholders’ equity (deficit):
Common unitholders’ equity (deficit)	(90,718)	(84,900)
Warrants	1,868	1,868
	(88,850)	(83,032)
Non-controlling interests	66,466	67,360
Total unitholders’ equity (deficit)	(22,384)	(15,672)
Total liabilities and unitholders’ equity (deficit)	$82,203	$84,048

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Natural gas revenue	$36	$101
Oil revenue	1,630	2,185
NGLs revenue	104	110
Gain (loss) on mark-to-market derivatives	(286)	757
Other, net	47	722
Total revenues	1,531	3,875
Costs and expenses:
Gas and oil production	456	952
General and administrative	1,735	1,785
Depreciation, depletion and amortization	975	1,112
Total costs and expenses	3,166	3,849
Operating income (loss)	(1,635)	26
Interest expense	(5,327)	(4,929)
Net loss	(6,962)	(4,903)
Net loss attributable to non-controlling interests	894	281
Net loss attributable to unitholders’ interests	$(6,068)	$(4,622)
Net loss attributable to unitholders per common unit (Note 2):
Basic	$(0.19)	$(0.18)
Diluted	$(0.19)	$(0.18)
Weighted average common units outstanding (Note 2):
Basic	31,973	26,062
Diluted	31,973	26,062

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS’ EQUITY (DEFICIT)

(in thousands, except unit data)

(Unaudited)

	Common Unitholders’ Equity (Deficit)		Warrants		Non- Controlling	Total Unitholders’ Equity
	Units	Amount	Units	Amount	Interest	(Deficit)
Balance at December 31, 2017	31,973,122	$(84,900)	4,668,044	$1,868	$67,360	$(15,672)
Net issued and unissued units under incentive plan	396	250	—	—	—	250
Net loss	—	(6,068)	—	—	(894)	(6,962)
Balance at March 31, 2018	31,973,518	$ (90,718)	4,668,044	$1,868	$ 66,466	$(22,384)

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,962)	$(4,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	975	1,112
(Gain) loss on derivatives	237	(705)
Amortization of deferred financing costs and debt discount	212	374
Non-cash compensation expense	250	359
Paid-in-kind interest	4,972	4,303
Equity income in unconsolidated companies	—	(722)
Distributions received from unconsolidated companies	—	404
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	11	(4)
Advances to/from affiliates	1,383	6,106
Accounts payable and accrued liabilities	(4,945)	(6,409)
Net cash used in operating activities	(3,867)	(85)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(225)	—
Net cash used in investing activities	(225)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs, distribution equivalent rights and other	(54)	(8)
Net cash used in financing activities	(54)	(8)
Net change in cash and cash equivalents	(4,146)	(93)
Cash and cash equivalents, beginning of year	12,929	12,009
Cash and cash equivalents, end of period	$8,783	$11,916

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

•

A membership interest in the founder shares of Osprey Sponsor, LLC (“Osprey Sponsor”) received in August 2017. Osprey Sponsor is the sponsor of Osprey Energy Acquisition Corp (“Osprey”). We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. See Note 2 for further disclosures regarding Osprey and Osprey Sponsor; and

•

     A 2% preferred membership interest in Titan Energy, LLC (“Titan”), an independent developer and producer of natural gas, crude oil and NGL with operations in basins across the United States. Titan Energy Management, LLC, our wholly owned subsidiary (“Titan Management”), holds the Series A Preferred Share of Titan, which entitles us to receive 2% of the aggregate of distributions paid to shareholders (as if we held 2% of Titan’s members’ equity, subject to potential dilution in the event of future equity interests) and to appoint four of seven directors.

At March 31, 2018, we had 31,973,518 common units issued and outstanding.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities Exchange Commission regarding interim financial reporting  and include all adjustments that are necessary for a fair presentation of our consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31 2017.

We determined that AGP is a variable interest entity (“VIE”) based on AGP’s partnership agreement; our power, as the general partner, to direct the activities that most significantly impact AGP’s economic performance; and our ownership of AGP’s incentive distribution rights. Accordingly, we consolidated the financial statements of AGP into our condensed consolidated financial statements. Our consolidated VIE’s operating results and asset balances are presented separately in Note 7 – Operating Segment Information. As the general partner for AGP, we have unlimited liability for the obligations of AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interest in AGP is reflected as (income) loss attributable to non-controlling interests in the condensed consolidated statements of operations and as a component of unitholders’ equity on the condensed consolidated balance sheets. All intercompany transactions have been eliminated.

Liquidity, Capital Resources, and Ability to Continue as a Going Concern

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in AGP, Lightfoot, and Titan and AGP’s annual management fee. However, neither Titan nor AGP are currently paying distributions.  In addition, Lightfoot completed a portion of its sale transaction that will result in significantly lower quarterly distributions to us.  Our primary cash requirements, in addition to normal operating expenses, are for debt service and capital expenditures, which we expect to fund through operating cash flow, and cash distributions received. Accordingly, our sources of liquidity are currently not sufficient to satisfy the obligations under our credit agreements.

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern. We continue to face significant liquidity issues and are currently considering, and are likely to make, changes to our capital structure to maintain sufficient liquidity, meet our debt obligations and manage and strengthen our balance sheet.  Without a further extension from our lenders or other significant transaction or capital infusion, we do not expect to have sufficient liquidity to repay our first lien credit agreement at June 30, 2018, and as a result, there is substantial doubt regarding our ability to continue as a going concern.

The amounts outstanding under our credit agreements were classified as current liabilities as both obligations are due within one year from the balance sheet date.  In total, we have $84.5 million of outstanding indebtedness under our credit agreements, which is net of $0.6 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net on our condensed consolidated balance sheet as of March 31, 2018.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of our condensed consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. Our condensed consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion of gas and oil properties and the fair value of derivative instruments. The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.

Derivative Instruments

We enter into certain financial contracts to manage our exposure to movement in commodity prices. The derivative instruments recorded in the condensed consolidated balance sheets are measured as either an asset or liability at fair value. Changes in the fair value of derivative instruments are recognized currently within gain (loss) on mark-to-market derivatives in our condensed consolidated statements of operations.

We use a market approach fair value methodology to value the assets and liabilities for our outstanding derivative instruments. We manage and report derivative assets and liabilities on the basis of our exposure to market risks and credit risks by counterparty. Commodity derivative instruments are valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 assets and liabilities within the same class of nature and risk. These derivative values were calculated by utilizing commodity indices, quoted prices for futures and options contracts traded on open markets that coincide with the underlying commodity, expiration period, strike price (if applicable) and pricing formula utilized in the derivative instrument.

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Gains (losses) recognized on cash settlement	$(49)	$52
Changes in fair value on open derivative contracts	(237)	705
Gain (loss) on mark-to-market derivatives	$(286)	$757

As of March 31, 2018, we had commodity derivatives for 74,500 barrels at an average fixed price of $52.51.  The fair value of our commodity derivatives was a liability of $0.6 million as of March 31, 2018.

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014–09, Revenue from Contracts with Customers (“new revenue standard”), using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. The adoption of the new revenue standard did not have a material impact on our condensed consolidated financial statements and no cumulative effect adjustment was recorded to beginning unitholder equity. As a result of adopting the new revenue standard, we disaggregated our revenues by product type on our condensed consolidated statements of operations for all periods presented.

Oil, Natural Gas, and NGL Revenues

Our revenues are derived from the sale of oil, natural gas, and NGLs, which is recognized in the period that the performance obligations are satisfied. We generally consider the delivery of each unit (Bbl or MMBtu) to be separately identifiable and represents a distinct performance obligation that is satisfied at a point-in-time once control of the product has been transferred to the customer upon delivery to an agreed upon delivery point. Transfer of control typically occurs when the products are delivered to the purchaser, and title has transferred. Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration we expect to receive in exchange for those products. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by us from a customer, are excluded from revenue. Payment is generally received one month after the sale has occurred.

Our oil production is primarily sold under market-sensitive contracts that are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or at purchaser posted prices for the producing area. For oil contracts, we generally record sales based on the net amount received.

Our natural gas production is primarily sold under market-sensitive contracts that are typically priced at a differential to the published natural gas index price for the producing area due to the natural gas quality and the proximity to major consuming markets. For natural gas contracts, we generally record wet gas sales (which consists of natural gas and NGLs based on end products after processing) at the wellhead or inlet of the plant as revenues net of transportation, gathering and processing expenses if the processor is the customer and there is no redelivery of commodities to us at the tailgate of the plant. Conversely, we generally record residual natural gas and NGL sales at the tailgate of the plant on a gross basis along with the associated transportation, gathering and processing expenses if the processor is a service provider and there is redelivery of commodities to us at the tailgate of the plant. All facts and circumstances of an arrangement are considered and judgment is often required in making this determination.

Transaction Price Allocated to Remaining Performance Obligations

A significant number of our product sales are short-term in nature generally through evergreen contracts with contract terms of one year or less. These contracts typically automatically renew under the same provisions. For those contracts, we have utilized the practical expedient allowed in the new revenue standard that exempts us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For product sales that have a contract term greater than one year, we have utilized the practical expedient that exempts us from disclosure of the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. Currently, our product sales that have a contractual term greater than one year have no long-term fixed consideration.

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.5 million and $0.6 million at March 31, 2018 and December 31, 2017, respectively.

Equity Method Investments

Investment in Titan. Titan is a VIE based on its limited liability company agreement and the delegation of management and omnibus agreements between Titan and Titan Management, which provide us the power to direct activities that most significantly impact Titan’s economic performance, but we do not have a controlling financial interest. As a result, we do not consolidate Titan but rather apply the equity method of accounting as we have the ability to exercise significant influence over Titan’s operating and financial decisions.

At March 31, 2018, we had a 2% Series A Preferred interest in Titan.  As of March 31, 2018 and December 31, 2017, the net carrying amount of our investment in Titan was zero. During the three months ended March 31, 2018 and 2017, we recognized equity income of zero and $0.5 million, respectively, within other revenues, net on our condensed consolidated statements of operations.

Investment in Lightfoot. At March 31, 2018, we had an approximate 12.0% interest in Lightfoot L.P. and an approximate 15.9% interest in Lightfoot G.P., the general partner of Lightfoot L.P. We account for our investment in Lightfoot under the equity method of accounting due to our ability to exercise significant influence over Lightfoot’s operating and financial decisions. As of March 31, 2018 and December 31, 2017, the net carrying amount of our investment in Lightfoot was zero. During the three months ended March 31, 2018 and 2017, we recognized equity income of zero and $0.2 million, respectively, within other revenues, net on our condensed consolidated statements of operations. During the three months ended March 31, 2018 and 2017, we received cash distributions of approximately zero and $0.4 million, respectively.

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

In December 2017, Lightfoot closed on a portion of the Proposed Transaction which resulted in a net distribution to us of $21.6 million.  We used the net proceeds to pay down $21.6 million of our first lien credit agreement.

The remaining part of the Proposed Transaction is subject to the closing of the purchase by Zenith of a 5.51646 % interest (and, subject to certain conditions, an additional 4.16154% interest) in Gulf LNG Holdings Group, LLC (“Gulf LNG”), which owns a liquefied natural gas regasification and storage facility in Pascagoula, Mississippi, from LCP LNG Holdings, LLC, a subsidiary of Lightfoot L.P. (“LCP’). We anticipate receiving net proceeds of approximately $3.0 million from LCP selling its interest in Gulf LNG, which is targeted to close in the second quarter of 2018, and we anticipate using the net proceeds to pay down a portion of our first lien credit agreement.

Interest in Joliet Terminal

In connection with the closing of the first portion of Lightfoot’s Proposed Transaction in December 2017, we acquired a 1.8% ownership interest in Zenith Energy Terminals Joliet Holdings, LLC (“Joliet Terminal”) for $3.3 million, which is included within other assets, net, on our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. Our investment in Joliet Terminal is classified as a nonmarketable equity security without a readily determinable fair value and is recorded at cost, less impairment, if any, in accordance with the accounting guidance measurement alternative.  If an observable event occurs, we would estimate the fair value of our investment based on Level 2 inputs that could be derived from observable price changes of similar securities adjusted for insignificant differences in rights and obligations and the changes in value would be recorded in other revenues, net on our condensed consolidated statement of operations.

Interest in Osprey Sponsor

At March 31, 2018, we have a membership interest in Osprey Sponsor, which is the sponsor of Osprey. We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. On July 26, 2017, Osprey, for which certain of our executives, namely Jonathan Cohen, Edward Cohen and Daniel Herz, serve as CEO, Executive Chairman and President, respectively, consummated its initial public offering. Osprey was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business transaction, one or more operating businesses or assets. The initial public offering, including the overallotment exercised by the underwriters, generated net proceeds of $275 million through the issuance of 27.5 million units, which were contributed to a trust account and are intended to be applied generally toward consummating a business combination. Our membership interest in Osprey Sponsor is an allocation of 1,250,000 founder shares, consisting of 1,250,000 shares of Class B common stock of Osprey that are automatically convertible into Class A common stock of Osprey upon the consummation of a business combination on a one-for-one basis. Additionally, another 125,000 founder shares have been allocated to our employees other than Messrs. Cohen, Cohen and Herz.

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

On June 4, 2018, Osprey entered into a definitive agreement to acquire the assets of Royal Resources (“Royal”), an entity owned by funds managed by Blackstone Energy Partners and Blackstone Capital Partners (“Blackstone”), (the “Business Combination”). The acquired Royal assets represent the entirety of Blackstone’s mineral interests in the Eagle Ford Shale. The combined company will be named Falcon Minerals Corporation and will be led by Osprey’s management team.  Blackstone will retain a significant ownership stake at closing representing approximately 47% of outstanding common stock. Under the terms of the Business Combination, the obligations of the parties to consummate the transactions are subject to a number of customary conditions, including, among others, the receipt of required approvals of Osprey’s stockholders of the Business Combination. We will recognize the fair value of our investment in Osprey upon closing of the Business Combination and conversion of our Osprey Sponsor founder shares into Class A shares of Osprey.

We have determined that Osprey Sponsor is a VIE based on its limited liability company agreement. Through our direct interest and indirectly through the interests of our related parties, we have certain characteristics of a controlling financial interest and the power to direct activities that most significantly impact Osprey Sponsor’s economic performance; however, we are not the primary beneficiary. As a result, we do not consolidate Osprey Sponsor but rather apply the equity method of accounting as we, through our direct interest and indirectly through the interests of our related parties, have the ability to exercise significant influence over Osprey Sponsor’s operating and financial decisions. As of March 31, 2018 and December 31, 2017, the net carrying amount of our interest in Osprey Sponsor was zero as our membership interest was received in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey, and we have provided a nominal amount of services to Osprey as of March 31, 2018. During the three months ended March 31, 2018, we did not recognize any equity method income as Osprey Sponsor has no operations.

Rabbi Trust

In 2011, we established an excess 401(k) plan relating to certain executives. In connection with the plan, we established a “rabbi” trust for the contributed amounts. At March 31, 2018 and December 31, 2017, we reflected $0.2 million and $1.5 million, respectively, related to the value of the rabbi trust within other assets, net on our condensed consolidated balance sheets, and recorded corresponding liabilities of $0.2 million and $1.5 million, respectively, as of those same dates, within asset retirement obligations and other on our condensed consolidated balance sheets. During the three months ended March 31, 2018 and 2017, we distributed $1.3 million and $2.1 million, respectively, to certain executives related to the rabbi trust.

Accrued Liabilities

We had $3.7 million and $6.6 million of accrued payroll and benefit items at March 31, 2018 and December 31, 2017, respectively, which were included within accrued liabilities on our condensed consolidated balance sheets.

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

The following is a reconciliation of net income (loss) allocated to the common unitholders for purposes of calculating net income (loss) attributable to common unitholders per unit (in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss	$(6,962)	$(4,903)
Preferred unitholders’ dividends	—	—
Loss attributable to non-controlling interests	894	281
Net loss attributable to common unitholders	(6,068)	(4,622)
Less: Net income attributable to participating securities – phantom units(1)	—	—
Net loss utilized in the calculation of net loss attributable to common unitholders per unit – diluted	$(6,068)	$(4,622)

(1)

Net income (loss) attributable to common unitholders for the net income (loss) attributable to common unitholders per unit calculation is net income (loss) attributable to common unitholders, less income allocable to participating securities. For the three months ended March 31, 2018 and 2017, net loss attributable to common unitholder’s ownership interest was not allocated to 12,000 and 178,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common unitholders per unit with those used to compute diluted net loss attributable to common unitholders per unit (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average number of common units—basic	31,973	26,062
Add effect of dilutive incentive awards(1)	—	—
Add effect of dilutive convertible preferred units and warrants(2)	—	—
Weighted average number of common units—diluted	31,973	26,062

(1)

For the three months ended March 31, 2018 and 2017, approximately 2,299,000 and 3,521,000 phantom units, respectively, were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

(2)

For the three months ended March 31, 2018 and 2017, our warrants issued in connection with the second lien credit agreement were excluded from the computation of diluted earnings attributable to common unitholders per unit because the inclusion of such warrants would have been anti-dilutive. For the three months ended March 31, 2017, our convertible Series A Preferred Units were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

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

In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. We adopted the new accounting guidance on January 1, 2018 and applied the measurement alternative to our interest in Joliet Terminal as there is not a readily determinable fair value for our investment.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Natural gas and oil properties:
Proved properties	$152,581	$147,932
Support equipment and other	3,180	3,188
	155,761	151,120
Less – accumulated depreciation, depletion and amortization	(86,798)	(85,827)
	$68,963	$65,293

During the three months ended March 31, 2018, we recognized $4.4 million of non-cash investing activities capital expenditures, which were included within the changes in accounts payable and accrued liabilities on our condensed consolidated statements of cash flows. As of March 31, 2017, we did not have any non-cash investing activity capital expenditures.

NOTE 4—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	March 31,	December 31,
	2018	2017
First Lien Credit Agreement	$21,232	$20,666
Second Lien Credit Agreement	63,958	59,552
Debt discount, net of accumulated amortization of $1,245 and $1,090	(622)	(778)
Deferred financing costs, net of accumulated amortization of $2,747 and $2,704, respectively	(101)	(90)
Total debt, net	84,467	79,350
Less current maturities	(84,467)	(79,350)
Total long-term debt, net	$—	$—

The estimated fair value of our debt at March 31, 2018 approximated its carrying value of $84.6 million, which consisted of credit agreements that bear interest at variable rates and are categorized as Level 1 values.

Cash Interest. Cash payments for interest were $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

Credit Agreements

First Lien Credit Agreement. Our first lien credit agreement with Riverstone Credit Partners, L.P., as administrative agent (“Riverstone”), and the lenders (the “Lenders”) from time to time party thereto (the “First Lien Credit Agreement”), was scheduled to mature on September 30, 2017.  Between September 29, 2017 and April 26, 2018, we entered into a series of amendments to extend the maturity of our First Lien Credit Agreement to June 30, 2018.  The First Lien Credit Agreement has an applicable cash interest rate margin for ABR Loans and Eurodollar Loans of 0.50% and 1.50%, respectively, and an 11% interest rate payable in-kind through an increase in the outstanding principal. As of March 31, 2018, we were not in compliance with the financial covenants required by the First Lien Credit Agreement.

Second Lien Credit Agreement. Our second lien credit agreement with Riverstone and the Lenders (the “Second Lien Credit Agreement”) matures on March 30, 2019 and has an unamortized discount of $0.6 million as of March 31, 2018, related to the 4,668,044 warrants issued in connection with the Second Lien Credit Agreement.  Borrowings under the Second Lien Credit Agreement bear interest at a rate of 30%, payable in-kind through an increase in the outstanding principal. As of March 31, 2018, we were not in compliance with the financial covenants required by the Second Lien Credit Agreement.

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

The amounts outstanding under our First Lien Credit Agreement and Second Lien Credit Agreement were classified as current liabilities as both obligations are due within one year from the balance sheet date. In total, we have $84.5 million of outstanding indebtedness under our credit agreements, which is net of $0.6 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net on our condensed consolidated balance sheet as of March 31, 2018.

NOTE 5—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with Titan. Other than its named executive officers, Titan does not directly employ any persons to manage or operate its business. These functions were provided by employees of us and/or our affiliates. On September 1, 2016, Titan entered into a Delegation of Management Agreement (the “Delegation Agreement”) with Titan Management, our wholly owned subsidiary. Pursuant to the Delegation Agreement, Titan has delegated to Titan Management all of Titan’s rights and powers to manage and control the business and affairs of Titan Energy Operating, LLC (“Titan Operating”), a wholly owned subsidiary of Titan. However, Titan’s board of directors retains management and control over certain non-delegated duties.  In addition, Titan also entered into an Omnibus Agreement (the “Omnibus Agreement”) dated September 1, 2016 with Titan Management, Atlas Energy Resource Services, Inc. (“AERS”), our wholly owned subsidiary, and Titan Operating. Pursuant to the Omnibus Agreement, Titan Management and AERS will provide Titan and Titan Operating with certain financial, legal, accounting, tax advisory, financial advisory and engineering services (including cash management services) and Titan and Titan Operating will reimburse Titan Management and AERS for their direct and allocable indirect expenses incurred in connection with the provision of the services, subject to certain approval rights in favor of Titan’s Conflicts Committee. As of March 31, 2018 and December 31, 2017, we had payables of $11.1 million and $9.6 million to Titan related to the timing of funding cash accounts related to general and administrative expenses, such as payroll and benefits, which was recorded in advances from affiliates in our condensed consolidated balance sheets.

Relationship with AGP. AGP does not directly employ any persons to manage or operate its business. These functions are provided by employees of us and/or our affiliates. Atlas Growth Partners, GP, LLC (“AGP GP”) receives an annual management fee in connection with its management of AGP equivalent to 1% of capital contributions per annum. During each of the three months ended March 31, 2018 and 2017, AGP paid a management fee of $0.6 million. We charge direct costs, such as salary and wages, and allocate indirect costs, such as rent for offices, to AGP based on the number of its employees who devoted their time to activities on its behalf. AGP reimburses us at cost for direct costs incurred on its behalf. AGP reimburses all necessary and reasonable indirect costs allocated by the general partner.

Relationship with Lightfoot. Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors of Lightfoot G.P. As part of the relationship, we assumed the obligations under an agreement pursuant to which Messrs. Cohen receives compensation in recognition of his role continued service as chair of Lightfoot G.P.  Pursuant to the agreement, Messrs. Cohen receives an amount equal to 10% of the distributions that we receive from the Lightfoot entities, excluding amounts that constitute a return of capital to us.  During the three months ended March 31, 2018 and 2017, Messrs and Cohen received compensation in accordance with the above agreement of zero and $0.1 million, respectively.

Relationship with Osprey Sponsor. We received our membership interest in Osprey Sponsor in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey, for which we will be reimbursed at cost. We have provided a nominal amount of services to Osprey as of March 31, 2018.

AGP’s Relationship with Titan. At our direction, AGP reimburses Titan for direct costs, such as salaries and wages, charged to AGP based on our employees who incurred time to activities on AGP’s behalf and indirect costs, such as rent and other general and administrative costs, allocated to AGP based on the number of our employees who devoted their time to activities on AGP’s behalf. As of March 31, 2018 and December 31, 2017, AGP had a receivable of $0.1 million from Titan and a payable of $0.1 million to Titan, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for operating activities, which was recorded in advances to/from affiliates in the condensed consolidated balance sheets.

Other Relationships. We have other related party transactions with regard to our First Lien Credit Agreement and Second Lien Credit Agreement (see Note 4) and our general partner and limited partner interest in Lightfoot (see Notes 1 and 2).

NOTE 6—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are parties to various routine legal proceedings arising out of the ordinary course of business. Our management and our subsidiaries believe that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain environmental expenditures. We had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of March 31, 2018 and December 31, 2017.

NOTE 7—OPERATING SEGMENT INFORMATION

Our operations include two reportable operating segments: AGP and corporate and other. These operating segments reflected the way we managed our operations and made business decisions. Corporate and other includes our equity investments in Lightfoot (see Note 2) and Titan (see Note 2), as well as our general and administrative and interest expenses. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Atlas Growth Partners:
Revenues(1)	$1,484	$3,153
Operating costs and expenses	(1,437)	(2,333)
Depreciation, depletion and amortization expense	(975)	(1,112)
Segment loss	$(928)	$(292)
Corporate and other:
Revenues	$47	$722
General and administrative	(754)	(404)
Interest expense	(5,327)	(4,929)
Segment loss	$(6,034)	$(4,611)
Reconciliation of segment loss to net loss:
Segment loss:
Atlas Growth Partners	(928)	(292)
Corporate and other	(6,034)	(4,611)
Net loss	$(6,962)	$(4,903)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Growth Partners	1,484	3,153
Corporate and other	47	722
Total revenues	$1,531	$3,875
Capital expenditures:
Atlas Growth Partners	225	—
Total capital expenditures	$225	$—

	March 31,	December 31,
	2018	2017
Balance sheet:
Total assets:
Atlas Growth Partners	$76,597	$74,219
Corporate and other	5,606	9,829
Total assets	$82,203	$84,048

1)	Revenues include respective portions of gains (losses) on mark—to—market derivatives.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

A 12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and a 15.9% general partner interest in Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”), the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors. Lightfoot focuses its investments primarily on incubating new MLPs and providing capital to existing MLPs in need of additional equity or structured debt. On August 29, 2017, Lightfoot announced a proposed sale transaction. Please see “Item 1: Financial Statements – Note 2” for further disclosures regarding Lightfoot;

•

A membership interest in the founder shares of Osprey Sponsor, LLC (“Osprey Sponsor”) received in August 2017. Osprey Sponsor is the sponsor of Osprey Energy Acquisition Corp (“Osprey”). We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. Please see “Item 1: Financial Statements – Note 2” for further disclosures regarding Osprey;

•

A 2% preferred membership interest in Titan Energy, LLC (“Titan”), an independent developer and producer of natural gas, crude oil and NGL with operations in basins across the United States.  Titan Energy Management, LLC, our wholly owned subsidiary (“Titan Management”), holds the Series A Preferred Share of Titan, which entitles us to receive 2% of the aggregate of distributions paid to shareholders (as if we held 2% of Titan’s members’ equity, subject to potential dilution in the event of future equity interests) and to appoint four of seven directors.

LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in AGP, Lightfoot, and Titan and AGP’s annual management fee. However, neither Titan nor AGP is currently paying distributions. In addition, Lightfoot completed a portion of its sale transaction that will result in significantly lower quarterly distributions to us. Our primary cash requirements, in addition to normal operating expenses, are for debt service and capital expenditures. In addition, the obligations under our first lien credit agreement mature in June 2018. Accordingly, our sources of liquidity are currently not sufficient to satisfy our obligations under our credit agreements.

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern. We continue to face significant liquidity issues and are currently considering, and are likely to make, changes to our capital structure to maintain sufficient liquidity, meet our debt obligations and manage and strengthen our balance sheet.  Without a further extension from our lenders or other significant transaction or capital infusion, we do not expect to have sufficient liquidity to repay our first lien credit agreement at June 30, 2018, and as a result, there is substantial doubt regarding our ability to continue as a going concern.

The amounts outstanding under our credit agreements were classified as current liabilities as both obligations are due within one year from the balance sheet date.  In total, we have $84.5 million of outstanding indebtedness under our credit agreements, which is net of $0.6 million of debt discounts and $0.1 million of deferred financing costs, as current portion of long term debt, net on our condensed consolidated balance sheet as of March 31, 2018.

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

RECENT DEVELOPMENTS

AGP Eagle Ford Drilling. AGP deployed $0.2 million of cash on hand during the quarter and $6.3 million subsequently to drill and complete one Eagle Ford Shale well that turned in-line during May 2018. The well is expected to significantly increase AGP’s production and provide substantial cash flow. With this additional well, AGP will have enhanced ability to generate positive cash flow from its operations, grow its cash balance, and take advantage of opportunities to drill new Eagle Ford Shale wells or take on other strategic initiatives and transactions should favorable conditions arise.

FINANCIAL PRESENTATION

Our condensed consolidated financial statements contain our accounts and those of our condensed consolidated subsidiaries as of March 31, 2018. We determined that AGP is a variable interest entity (“VIE”) based on AGP’s partnership agreement; our power, as the general partner, to direct the activities that most significantly impact AGP’s economic performance; and our ownership of AGP’s incentive distribution rights. Accordingly, we consolidated the financial statements of AGP into our condensed consolidated financial statements. As the general partner for AGP, we have unlimited liability for the obligations of AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interest in AGP is reflected as (income) loss attributable to non-controlling interests in the condensed consolidated statements of operations and as a component of unitholders’ equity on the condensed consolidated balance sheets. All intercompany transactions have been eliminated.

Throughout this section, when we refer to “our” condensed consolidated financial statements, we are referring to the condensed consolidated results for us, our wholly-owned subsidiaries and the consolidated results AGP, adjusted for non-controlling interests in AGP.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by key trends in natural gas and oil production markets. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Throughout 2017 and the first quarter of 2018, the natural gas, oil and natural gas liquids commodity price markets were marked by volatility. While we anticipate high levels of exploration and production activities over the long-term in the areas in which we operate, fluctuations in energy prices can greatly affect production rates and investments in the development of new natural gas, oil and NGL reserves. The economics of drilling new oil wells across the our acreage position in the Eagle Ford Shale in South Texas have improved substantially over the last twelve months, driven by both a rise in oil prices, as well as significant advancements in drilling and completion technology.

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

RESULTS OF OPERATIONS

Gas and Oil Production

Production Profile. Currently, our gas and oil production revenues and expenses consist of our gas and oil production activities derived from our wells drilled in the Eagle Ford, Marble Falls and Mississippi Lime plays. We have established production positions in the following operating areas:

•	the Eagle Ford Shale in South Texas, an oil-rich area, in which we acquired acreage in November 2014, where we derive over 92% of our production volumes and 96% of our revenues;
•	the Marble Falls play in the Fort Worth Basin in northern Texas, in which we own acreage and producing wells, which contains liquids rich natural gas and oil, and;
•	the Mississippi Lime play in northwestern Oklahoma, an oil and NGL-rich area.

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Three Months Ended March 31,
	2018	2017

Gross wells drilled(1)	1	—
Net wells drilled(1)	1	—
Gross wells turned in line(2)	—	—
Net wells turned in line(2)	—	—

(1)	There were no exploratory wells drilled during each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Total production volumes per day: (1)
Natural gas (Boed)	44	59
Oil (Bpd)	279	485
NGLs (Bpd)	49	60
Total (Boed)	372	604
Total production volumes: (1)
Natural gas (MBoe)	4	5
Oil (MBbls)	25	44
NGLs (MBbls)	4	5
Total (MBoe)	34	54

(1)	“Bbls” and “Bpd” represent barrels and barrels per day. “Boe” and “Boed” represent barrels of oil equivalent and barrels of oil equivalent per day.

Production Revenues, Prices and Costs. Production revenues and estimated gas and oil reserves are substantially dependent on prevailing market prices for natural gas and oil. The following table presents production revenues and average sales prices for AGP’s natural gas, oil, and NGLs production for each of the periods indicated, along with average production costs, which include lease operating expenses, taxes, and transportation and compression costs, in each of the reported periods:

	Three Months Ended March 31,
	2018	2017
Production revenues (in thousands):
Natural gas revenue	$36	$101
Oil revenue	1,630	2,185
NGLs revenue	104	110
Total production revenues	$1,770	$2,396
Average sales price, unhedged:
Natural gas (per Mcf)	$1.53	$3.19
Oil (per Bbl)	$64.88	$50.00
NGLs (per Bbl)	$23.45	$20.21

Total Gas and Oil Costs (in thousands)	$456	$952

Gas and Oil Production costs (per Boe):
Lease operating expenses	$10.03	$14.13
Production taxes	3.37	2.76
Transportation and compression	0.21	0.62
	$13.62	$17.51

Our gas and oil production revenues were lower in the current period as compared to the prior period due to a $1.0 million decrease attributable to natural production declines partially offset by a $0.4 million increase due to higher oil average sales prices.

Our gas and oil production costs were lower in the current period as compared to the prior period due to a $0.4 million decrease in production costs resulting from lower volumes and a $0.1 million decrease in property tax expense due to lower county assessments.

Other Revenues and Expenses

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$(286)	$757
Other, net	47	722

Other Expenses
General and administrative:
Atlas Energy Group	$754	$404
Atlas Growth Partners	981	1,381
Total general and administrative	$1,735	$1,785
Depreciation, depletion and amortization	$975	$1,112
Interest expense	$5,327	$4,929
Loss attributable to non-controlling interests	894	281

Gain (Loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized losses during the three months ended March 31, 2018 and the recognized gains during the three months ended March 31, 2017 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior year end.

Other, net. Our other, net revenues were lower in the current quarter as a result of a $0.5 million decrease in equity method income related to our 2% Series A Preferred interest in Titan and a $0.2 million decrease in equity method income related to our interest in Lightfoot.

General and Administrative. Our $0.3 million increase in general and administrative expenses in the current quarter was due to a $0.4 million increase in salaries and wages, partially offset by a $0.1 million decrease in other corporate costs. AGP’s decrease in general and administrative expenses for the current period was due to a $0.4 million decrease in salaries, wages and other corporate activity costs allocated to AGP as a result of lower corporate activities.

Depreciation, Depletion and Amortization. The decrease in depreciation, depletion and amortization for the current period as compared to the prior period was primarily due to a $0.1 million decrease in AGP’s depletion expense resulting from lower production volumes.

Interest Expense. The increase in our interest expense in the current quarter consisted of a $0.5 million increase of paid-in-kind interest on our credit agreements, partially offset by a $0.1 million decrease in cash interest paid on our first lien credit agreement due to a lower principal balance from the pay down in the fourth quarter 2017.

LIQUIDITY AND CAPITAL RESOURCES

See “Liquidity and Ability to Continue as a Going Concern” section above for additional disclosures regarding our liquidity and financial condition.

See “Item 1: Financials Statements - Note 4” for disclosures regarding our credit agreements’ terms and provisions.

Cash Flows

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(3,867)	$(85)
Net cash used in investing activities	(225)	—
Net cash used in financing activities	(54)	(8)

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Cash Flows From Operating Activities:

The change in cash flows used in operating activities compared with the prior year period was due to:

•

A decrease of $4.7 million of net cash provided by advances to/from affiliates related to direct and indirect cost allocations and the timing of funding of cash accounts for operating activities and general and administrative expenses;

•	a decrease of cash settlement receipts of $1.0 million on commodity derivative contracts; partially offset by
•

an increase of $1.8 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production  and collections net of payments for our royalties, lease operating expenses, gathering, processing and transportation expenses, severance taxes, and general and administrative expenses.

Cash Flows From Investing Activities:

The change in cash flows used in investing activities when compared with the comparable prior year period was primarily due to an increase of $0.2 million in capital expenditures related to AGP’s drilling activities.

Cash Flows From Financing Activities:

The change in cash flows used in financing activities compared with the prior year period was due to an increase of approximately $46,000 in deferred financing costs and discounts.

Capital Requirements

During the three months ended March 31, 2018, our capital expenditures were approximately $0.2 million, related to our well drilling and completion costs. As of March 31, 2018, we had $3.3 million in accrued liabilities for our drilling and completion and capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes to our contractual obligations and commercial commitments outside the ordinary course of our business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Recently Issued Accounting Standards

See Item 1: Financials Statements - Note 2” for additional information related to recently issued accounting standards.

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

Interest Rate Risk. As of March 31, 2018, we had $84.5 million of outstanding borrowings under our credit agreements. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our condensed consolidated interest expense for the year ending March 31, 2019 by $0.9 million.

Commodity Price Risk. Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the year ending March 31, 2019 of $0.6 million, net of non-controlling interests.

As of March 31, 2018, AGP had the following commodity derivatives:

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)
2018(2)	74,500	$52.510

(1)	Volumes for crude oil are stated in barrels.
(2)	The production volumes for 2018 include the remaining nine months of 2018 beginning April 1, 2018.
ITEM 4:	CONTROLS AND PROCEDURES

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

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were ineffective as of March 31, 2018, because we were unable to timely file this Quarterly Report on Form 10-Q due to resource constraints.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we implemented a new accounting system specific to the upstream oil and gas industry and, throughout the implementation, appropriately evaluated the impact of the system on our internal control over financial reporting and where appropriate, made changes to these controls to address related system functionality and potential gaps.

Other than above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A:RISK FACTORS

There have been no material changes to the Risk Factors disclosed in Part I – Item 1A “–Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 except as follows.

We are substantially dependent upon reimbursements from Titan to fund significant general and administrative and other expenses that we incur on its behalf; any change in that reimbursement relationship, including due to potential restructuring opportunities that Titan is currently exploring, may adversely impact our results of operations and financial condition.

Pursuant to the Delegation of Management Agreement and Omnibus Agreement we entered into with Titan upon its emergence from bankruptcy in September 2016, we operate Titan’s business on a day to day basis, and in exchange, Titan reimburses us for expenses incurred in connection with our provision of services, which reimbursement covers a significant portion of our aggregate compensation and other general and administrative expenses. In that fashion, we rely substantially on Titan to reimburse us so that we can operate our business and compensate our employees. Titan is currently exploring strategic alternatives or other restructuring opportunities, which could potentially result in a change in our status as service provider to Titan or as employer of the individuals who provide services for Titan. Any such change may adversely and materially affect our results of operations and financial condition.

PART II

ITEM 6:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number
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

10.2

Sixth Amendment to Credit Agreement, dated January  31, 2018, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, Titan Energy Management, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed February 6, 2018).

10.3

Seventh Amendment to Credit Agreement, dated March  15, 2018, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, Titan Energy Management, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed March 20, 2018).

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification
32.1*	Section 1350 Certification
32.2*	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

*	Provided herewith.
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

ATLAS ENERGY GROUP, LLC

Date: June 11, 2018	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer

Date: June 11, 2018	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Financial Officer

Date: June 11, 2018	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner
Chief Accounting Officer