Form 10-Q
period 2018-09-30
Atlas Energy Group, LLC
filed 2018-11-19
CIK 1623595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 16, 2018, there were 31,973,790 common units outstanding.

ATLAS ENERGY GROUP, LLC

INDEX TO ANNUAL REPORT

ON FORM 10-Q

FORWARD-LOOKING STATEMENTS

The matters discussed within this report include forward-looking statements.  These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology.  In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements.  We have based these forward-looking statements on our current expectations, assumptions, estimates and projections.  While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control.  These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.  Some of the key factors that could cause actual results to differ from our expectations include:

•	actions that we may take in connection with our capital structure or liquidity needs, including the incurrence of amounts of cancellation of indebtedness income;
•	the fact that our cash flow is substantially dependent on the ability of Titan and AGP to make distributions, but neither Titan nor AGP is currently paying distributions;
•	the demand for natural gas, oil, NGLs and condensate;
•	the impact of our common units being quoted on the OTCQB Market and not listed on a national securities exchange;
•	the accuracy of estimated natural gas and oil reserves;
•	potential changes in tax laws and environmental and other regulations that may affect our business;
•	the effects of unexpected operational events and drilling conditions, and other risks associated with drilling operations, including the ability to obtain adequate water;
•	impact fees and severance taxes;
•	the effects of intense competition in the natural gas and oil industry and the availability of drilling rigs, equipment and crews;
•	general market, labor and economic conditions and related uncertainties;
•	the ability to retain certain key employees and customers;
•	dependence on the gathering and transportation facilities of third parties;
•	expirations of undeveloped leasehold acreage;
•	exposure to new and existing litigation; and
•	development of alternative energy resources.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,239	$12,929
Accounts receivable	864	564
Advances to affiliates	459	—
Prepaid expenses and other	128	160
Total current assets	4,690	13,653
Property, plant and equipment, net	68,199	65,293
Investment in common stock	13,750	—
Other assets, net	3,585	5,102
Total assets	$90,224	$84,048

LIABILITIES AND UNITHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	793	332
Advances from affiliates	9,715	9,602
Current portion of derivative payable	361	497
Accrued liabilities	4,865	7,971
Current portion of long-term debt	96,015	79,350
Total current liabilities	111,749	97,752
Asset retirement obligations and other	649	1,968

Commitments and contingencies (Note 6)

Unitholders’ equity (deficit):
Common unitholders’ equity (deficit)	(89,698)	(84,900)
Warrants	1,868	1,868
	(87,830)	(83,032)
Non-controlling interests	65,656	67,360
Total unitholders’ equity (deficit)	(22,174)	(15,672)
Total liabilities and unitholders’ equity (deficit)	$90,224	$84,048

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Natural gas revenue	$51	$74	$152	$252
Oil revenue	2,849	1,559	7,266	5,467
NGLs revenue	161	98	384	282
Gain (loss) on mark-to-market derivatives	(26)	(449)	(604)	942
Investment loss	(263)	—	(263)	—
Other, net	1	16	12	879
Total revenues	2,773	1,298	6,947	7,822
Costs and expenses:
Gas and oil production	663	476	2,105	1,929
General and administrative	540	1,860	4,096	3,538
Depreciation, depletion and amortization	1,274	825	3,973	2,823
Total costs and expenses	2,477	3,161	10,174	8,290
Operating income (loss)	296	(1,863)	(3,227)	(468)
Interest expense	(6,193)	(5,478)	(17,274)	(15,201)
Other income	14,013	—	14,013	—
Net income (loss)	8,116	(7,341)	(6,488)	(15,669)
Net income (loss) attributable to non-controlling interests	(167)	1,022	1,704	1,646
Net income (loss) attributable to unitholders’ interests	$7,949	$(6,319)	$(4,784)	$(14,023)
Net income (loss) attributable to unitholders per common unit (Note 2):
Basic	$0.25	$(0.20)	$(0.15)	$(0.48)
Diluted	$0.24	$(0.20)	$(0.15)	$(0.48)
Weighted average common units outstanding (Note 2):
Basic	31,974	31,973	31,974	29,288
Diluted	32,779	31,973	31,974	29,288

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN UNITHOLDERS’ EQUITY (DEFICIT)

(in thousands, except unit data)

(Unaudited)

	Series A Preferred Equity		Common Unitholders’ Equity (Deficit)		Warrants		Non- Controlling	Total Unitholders’ Equity
	Units	Amount	Units	Amount	Units	Amount	Interest	(Deficit)
Balance at January 1, 2018	—	—	31,973,122	$(84,900)	4,668,044	$1,868	$67,360	$(15,672)
Net issued and unissued units under incentive plan	—	—	396	250	—	—	—	250
Net loss	—	—	—	(6,068)	—	—	(894)	(6,962)
Balance at March 31, 2018	—	—	31,973,518	(90,718)	4,668,044	1,868	66,466	(22,384)
Net issued and unissued units under incentive plan	—	—	272	(85)	—	—	—	(85)
Net loss	—	—	—	(6,665)	—	—	(977)	(7,642)
Balance at June 30, 2018	—	—	31,973,790	(97,468)	4,668,044	1,868	65,489	(30,111)
Net issued and unissued units under incentive plan	—	—	—	(179)	—	—	—	(179)
Net income	—	—	—	7,949	—	—	167	8,116
Balance at September 30, 2018	—	—	31,973,790	$(89,698)	4,668,044	$1,868	$65,656	$(22,174)

Balance at January 1, 2017	1,805,858	$45,148	26,044,592	$(115,734)	4,668,044	$1,868	$70,152	$1,434
Issuance of units	63,945	1,599	—	(1,599)	—	—	—	—
Net issued and unissued units under incentive plan	—	—	17,226	359	—	—	—	359
Net loss	—	—		(4,622)	—	—	(281)	(4,903)
Balance at March 31, 2017	1,869,803	46,747	26,061,818	(121,596)	4,668,044	1,868	69,871	(3,110)
Issuance of units	21,815	545	—	(545)	—	—	—	—
Net issued and unissued units under incentive plan	—	—	—	(1,766)	—	—	—	(1,766)
Conversion of Series A preferred units	(1,891,618)	(47,292)	5,911,304	47,292	—	—	—	—
Net loss	—	—		(3,082)	—	—	(343)	(3,425)
Balance at June 30, 2017	—	—	31,973,122	(79,697)	4,668,044	1,868	69,528	(8,301)
Issuance of units	—	—	—	—	—	—	—	—
Net issued and unissued units under incentive plan	—	—	—	340	—	—	—	340
Conversion of Series A preferred units	—	—	—	—	—	—	—	—
Net loss	—	—	—	(6,319)	—	—	(1,022)	(7,341)
Balance at September 30, 2017	—	$—	31,973,122	$(85,676)	4,668,044	$1,868	$68,506	$(15,302)

See accompanying notes to condensed consolidated financial statements.

ATLAS ENERGY GROUP, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,488)	$(15,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	3,973	2,823
(Gain) loss on derivatives	271	(453)
Investment loss	263	—
Amortization of deferred financing costs and debt discount	627	488
Non-cash compensation expense	(14)	(1,067)
Other income	(14,013)	—
Paid-in-kind interest	16,134	13,983
Equity income in unconsolidated companies	—	(879)
Distributions received from unconsolidated companies	92	1,187
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other	(607)	30
Advances to/from affiliates	(346)	9,253
Accounts payable and accrued liabilities	(2,732)	(4,060)
Net cash provided by (used in) operating activities	(2,840)	5,636
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,792)	—
Net cash used in investing activities	(6,792)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs and other	(58)	(42)
Net cash used in financing activities	(58)	(42)
Net change in cash and cash equivalents	(9,690)	5,594
Cash and cash equivalents, beginning of year	12,929	12,009
Cash and cash equivalents, end of period	$3,239	$17,603

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

•

Effective September 17, 2018, 1,250,000 shares of common stock of Falcon Minerals Corporation (“Falcon Minerals”), which were converted from our membership interest in the founder shares of Osprey Sponsor, LLC (“Osprey Sponsor”), which we received in August 2017. Osprey Sponsor was previously the sponsor of Osprey Energy Acquisition Corp. (“Osprey”), a company which acquired the assets of Royal Resources L.P. and subsequently changed its name to Falcon Minerals Corporation in August 2018. We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. See Note 2 for further disclosures regarding Osprey Sponsor and Falcon Minerals;

•

A 12.0% limited partner interest in Lightfoot Capital Partners, L.P. (“Lightfoot L.P.”) and a 15.9% general partner interest in Lightfoot Capital Partners GP, LLC (“Lightfoot G.P.” and together with Lightfoot L.P., “Lightfoot”), the general partner of Lightfoot L.P., an entity for which Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors. See Note 2 for further disclosures regarding Lightfoot; and

•

     A 2% preferred membership interest in Titan Energy, LLC (“Titan”), an independent developer and producer of natural gas, crude oil and NGL with operations in basins across the United States. Titan Energy Management, LLC, our wholly owned subsidiary (“Titan Management”), holds the Series A Preferred Share of Titan, which entitles us to receive 2% of the aggregate of distributions paid to shareholders (as if we held 2% of Titan’s members’ equity, subject to potential dilution in the event of future equity interests) and to appoint four of seven directors.

At September 30, 2018, we had 31,973,790 common units issued and outstanding.

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

We determined that AGP is a variable interest entity (“VIE”) based on AGP’s partnership agreement; our power, as the general partner, to direct the activities that most significantly impact AGP’s economic performance; and our ownership of AGP’s incentive distribution rights. Accordingly, we consolidate the financial statements of AGP into our condensed consolidated financial statements. AGP’s operating results and asset balances are presented separately in Note 7 – Operating Segment Information. As the general partner for AGP, we have unlimited liability for the obligations of AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interest in AGP is reflected as (income) loss attributable to non-controlling interests in the condensed consolidated statements of operations and as a component of unitholders’ equity on the condensed consolidated balance sheets. All intercompany transactions have been eliminated.

Liquidity, Capital Resources, and Ability to Continue as a Going Concern

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in AGP, Falcon Minerals, and Titan and AGP’s annual management fee. However, neither Titan nor AGP are currently paying distributions.    Our primary cash requirements, in addition to normal operating expenses, are for debt service and capital expenditures, which we expect to fund through operating cash flow and cash distributions received. Accordingly, our sources of liquidity are currently not sufficient to satisfy the obligations under our credit agreements.

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern. We continue to face significant liquidity issues and are currently considering, and are likely to make, changes to our capital structure to maintain sufficient liquidity, meet our debt obligations and manage our balance sheet.  Without a further extension from our lenders or other significant transaction or capital infusion, we do not expect to have sufficient liquidity to repay our first lien credit agreement at December 31, 2018, and as a result, there is substantial doubt regarding our ability to continue as a going concern.

The amounts outstanding under our credit agreements were classified as current liabilities on our balance sheet as both obligations are due within one year from the balance sheet date.  In total, we have $96.0 million of outstanding indebtedness under our credit agreements, net of $0.3 million of debt discounts and deferred financing costs, reflected as the current portion of long term debt, net on our condensed consolidated balance sheet as of September 30, 2018.

We may make changes to our capital structure from time to time. For example, we could pursue options such as refinancing or reorganizing our indebtedness or capital structure to address our liquidity concerns and high debt levels. There is no certainty that we will be able to implement any such options, and we cannot provide any assurances that any changes to our debt or equity capital structure would be possible. Such options may result in a wide range of outcomes for our stakeholders, including cancellation of debt income (“CODI”) which would be directly allocated to our unitholders and reported on such unitholders’ separate returns. It is possible additional adjustments to our strategic plan and outlook may occur based on market conditions and our needs at that time, which could include selling assets or seeking additional partners to develop our assets.

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

The following table summarizes the commodity derivative activity for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gains (losses) recognized on cash settlement	$44	$(53)	$(333)	$489
Changes in fair value on open derivative contracts	(70)	(396)	(271)	453
Gain (loss) on mark-to-market derivatives	$(26)	$(449)	$(604)	$942

As of September 30 2018, we had commodity derivatives for 17,900 barrels at an average fixed price of $52.66 which mature throughout the remainder of 2018.  The fair value of our commodity derivatives resulted in a liability of $0.4 million as of September 30, 2018.

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014–09, Revenue from Contracts with Customers (the “new revenue standard”), using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. The adoption of the new revenue standard did not have a material impact on our condensed consolidated financial statements and no cumulative effect adjustment was recorded to beginning unitholder equity. As a result of adopting the new revenue standard, we disaggregated our revenues by product type on our condensed consolidated statements of operations for all periods presented.

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

Contract Balances

Under our sales contracts, customers are invoiced once performance obligations have been satisfied, at which point our right to payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities. Accounts receivable attributable to our revenue contracts with customers was $0.9 million and $0.6 million at September 30, 2018 and December 31, 2017, respectively.

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

At September 30, 2018, we had a 2% Series A Preferred interest in Titan.  As of September 30, 2018 and December 31, 2017, the net carrying amount of our investment in Titan was zero. During the three months ended September 30, 2018 and 2017, we recognized equity method loss of zero and $0.3 million, respectively, within other revenues, net on our condensed consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, we recognized equity method income of zero and $0.2 million, respectively, within other revenues, net on our condensed consolidated statements of operations.

Investment in Lightfoot. At September 30, 2018, we had an approximate 12.0% interest in Lightfoot L.P. and an approximate 15.9% interest in Lightfoot G.P., the general partner of Lightfoot L.P. We account for our investment in Lightfoot under the equity method of accounting due to our ability to exercise significant influence over Lightfoot’s operating and financial decisions.

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

During the three months ended September 30, 2018 and 2017, we recognized equity method income of zero and $0.2 million, respectively, within other revenues, net on our condensed consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, we recognized equity method income of $5.7 million and $0.7 million, respectively, within other revenues, net on our condensed consolidated statements of operations. The $5.7 million of equity method income recognized during the nine months ended September 30, 2018 included $5.6 million of equity method income resulting from Lightfoot’s accounting for the Proposed Transaction in the fourth quarter of 2017, which was recorded in our condensed consolidated statements of operations on a two quarter lag. During the nine months ended September 30, 2018, we recognized $5.7 million of other than temporary impairment on our equity method investment in Lightfoot within other revenues, net on our condensed consolidated statements of operations, due to an arbitration panel rejecting a Gulf LNG customer contract, which will significantly reduce Lightfoot’s future equity method income to us. During the three months ended September 30, 2018 and 2017, we received cash distributions from Lightfoot of zero and $0.4 million, respectively. During the nine months ended September 30, 2018 and 2017, we received cash distributions from Lightfoot of $0.1 million and $1.2 million, respectively. As of September 30, 2018 and December 31, 2017, the net carrying amount of our investment in Lightfoot was zero.

Interest in Joliet Terminal

In connection with the closing of the first portion of Lightfoot’s Proposed Transaction in December 2017, we acquired a 1.8% ownership interest in Zenith Energy Terminals Joliet Holdings, LLC (“Joliet Terminal”) for $3.3 million, which is included within other assets, net, on our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. Our investment in Joliet Terminal is classified as a nonmarketable equity security without a readily determinable fair value and is recorded at cost, less impairment, if any, in accordance with the accounting guidance measurement alternative.  If an observable event occurs, we would estimate the fair value of our investment based on Level 2 inputs that could be derived from observable price changes of similar securities adjusted for insignificant differences in rights and obligations, and the changes in value would be recorded in other revenues, net on our condensed consolidated statement of operations.

Interest in Osprey Sponsor

Through September 17, 2018, we had owned a membership interest in Osprey Sponsor, which was previously the sponsor of Osprey. We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. On July 26, 2017, Osprey, for which certain of our executives, namely Jonathan Cohen, Edward Cohen, and Daniel Herz, had served as CEO, Executive Chairman and President, respectively, consummated its initial public offering. Osprey was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business transaction, one or more operating businesses or assets. The initial public offering, including the overallotment exercised by the underwriters, generated net proceeds of $275 million through the issuance of 27.5 million units, which were contributed to a trust account and were applied generally toward consummating a business combination. Our membership interest in Osprey Sponsor was an allocation of 1,250,000 founder shares, consisting of 1,250,000 shares of Class B common stock of Osprey that were automatically convertible into Class A common stock of Osprey upon the consummation of a business combination on a one-for-one basis. Additionally, another 125,000 founder shares had been allocated to our employees.

Pursuant to the Osprey Sponsor limited liability company agreement, owners of the founder shares agreed to (i) vote their shares in favor of approving a business combination, (ii) waive their redemption rights in connection with the consummation of a business combination, and (iii) waive their rights to liquidating distributions from the trust account if Osprey failed to consummate a business combination. In addition, Osprey Sponsor agreed not to transfer, assign or sell any of the founder shares until the earlier of (i) one year after the date of the consummation of a business combination, or (ii) the date on which the last sales price of Osprey’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after a business combination, or earlier, in each case, if subsequent to a business combination, Osprey consummates a subsequent liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of Osprey’s stockholders having the right to exchange their common stock for cash, securities or other property.

On August 23, 2018, Osprey completed its acquisition of the assets of Royal Resources L.P. (“Royal”), an entity owned by funds managed by Blackstone Energy Partners and Blackstone Capital Partners (“Blackstone”), (the “Business Combination”). The acquired Royal assets represented the entirety of Blackstone’s mineral interests in the Eagle Ford Shale. In connection with the closing of the Business Combination, Osprey changed its name to Falcon Minerals and appointed Daniel Herz as the Chief Executive Officer and President. Blackstone retained a significant ownership stake at closing representing approximately 47% of outstanding common stock. Our membership interest in Osprey Sponsor’s 1,250,000 shares of Class B common stock of Osprey were automatically converted into Class A common stock of Osprey upon the consummation of the Business Combination on a one-for-one basis. As a result of the conversion, we recorded the Osprey common stock at fair value based on Level 1 inputs using quoted market prices and recognized a $16.3 million gain within other income on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

We determined that Osprey Sponsor was a VIE based on its limited liability company agreement. Through our direct interest and indirectly through the interests of our related parties, we had certain characteristics of a controlling financial interest and the power to direct activities that most significantly impacted Osprey Sponsor’s economic performance; however, we were not the primary beneficiary. As a result, we did not consolidate Osprey Sponsor but rather applied the equity method of accounting as we, through our direct interest and indirectly through the interests of our related parties, had the ability to exercise significant influence over Osprey Sponsor’s operating and financial decisions. As of September 30, 2018, we no longer have an interest in Osprey Sponsor.  At December 31, 2017, the net carrying amount of our interest in Osprey Sponsor was zero as our membership interest was received in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey, and we had provided a nominal amount of services to Osprey as of September 30, 2018. During the three and nine months ended September 30, 2018, we did not recognize any equity method income as Osprey Sponsor had no operations.

Interest in Falcon Minerals Common Stock

On September 17, 2018, our 1,250,000 shares of Osprey Class A common stock were converted into Class A common stock of Falcon Minerals. As a result of the conversion, we recorded a $16.3 million loss on our Osprey common stock and recognized a $14 million gain our Falcon Minerals common stock at fair value based on Level 1 inputs using quoted market prices within other income on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

At September 30, 2018, our interest in Falcon Minerals common stock was $13.8 million, which is recorded at fair value based on Level 1 inputs using quoted market prices and reflected in investment in common stock on our condensed consolidated balance sheet. During the three and nine months ended September 30, 2018, we recognized a $0.3 million investment loss on adjustment to fair value of our Falcon Minerals common stock on our condensed consolidated statements of operations.

Rabbi Trust

In 2011, we established an excess 401(k) plan relating to certain executives. In connection with the plan, we established a “rabbi” trust for the contributed amounts. At September 30, 2018 and December 31, 2017, we reflected $0.2 million and $1.5 million, respectively, related to the value of the rabbi trust within other assets, net on our condensed consolidated balance sheets, and recorded corresponding liabilities of $0.2 million and $1.5 million, respectively, as of those same dates, within asset retirement obligations and other on our condensed consolidated balance sheets. During the nine months ended September 30, 2018 and 2017, we distributed $1.3 million and $2.1 million, respectively, to certain executives related to the rabbi trust.

Accrued Liabilities

We had $4.3 million and $6.6 million of accrued payroll and benefit items at September 30, 2018 and December 31, 2017, respectively, which were included within accrued liabilities on our condensed consolidated balance sheets.

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

The following is a reconciliation of net income (loss) allocated to the common unitholders for purposes of calculating net income (loss) attributable to common unitholders per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$8,116	$(7,341)	$(6,488)	$(15,669)
Preferred unitholders’ dividends	—	—	—	—
Income (loss) attributable to non-controlling interests	(167)	1,022	1,704	1,646
Net income (loss) attributable to common unitholders	7,949	(6,319)	(4,784)	(14,023)
Less: Net income attributable to participating securities – phantom units(1)	3	—	—	—
Net income (loss) utilized in the calculation of net loss attributable to common unitholders per unit – diluted	$7,946	$(6,319)	$(4,784)	$(14,023)

(1)

Net income (loss) attributable to common unitholders for the net income (loss) attributable to common unitholders per unit calculation is net income (loss) attributable to common unitholders, less income allocable to participating securities. For the three months ended September 30, 2017, net loss attributable to common unitholder’s ownership interest was not allocated to 34,000 phantom units because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity. For the three months ended September 30, 2018, phantom units are included in the computation of net income (loss) attributable to common unitholders because the inclusion would have been dilutive given our net income for the period. For the nine months ended September 30, 2018 and 2017, net loss attributable to common unitholder’s ownership interest was not allocated to 12,000 and 82,000 phantom units, respectively, because the contractual terms of the phantom units as participating securities do not require the holders to share in the losses of the entity.

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

The following table sets forth the reconciliation of our weighted average number of common units used to compute basic net loss attributable to common unitholders per unit with those used to compute diluted net loss attributable to common unitholders per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of common units—basic	31,974	31,973	31,974	29,288
Add effect of dilutive incentive awards(1)	805	—	—	—
Add effect of dilutive convertible preferred units and warrants(2)	—	—	—	—
Weighted average number of common units—diluted	32,779	31,973	31,974	29,288

(1)

For the three months ended September 30, 2017, approximately 2,926,000 phantom units were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive. For the three months ended

September 30, 2018, phantom units are included in the computation of diluted earnings attributable to common units because the inclusion would have been dilutive given our net income for the period. For the nine months ended September 30, 2018 and 2017, approximately 1,398,000 and 3,195,000 phantom units, respectively, were excluded from the computation of diluted net income (loss) attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

(2)

For the three and nine months ended September 30, 2018 and 2017, our warrants issued in connection with the second lien credit agreement were excluded from the computation of diluted earnings attributable to common unitholders per unit because the inclusion of such warrants would have been anti-dilutive. For the three and nine months ended September 30, 2017, our convertible Series A Preferred Units were excluded from the computation of diluted earnings attributable to common unitholders per unit, because the inclusion of such units would have been anti-dilutive.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. The updated guidance is effective for us as of January 1, 2019 and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest period presented. In January 2018, the FASB issued additional amendments to provide an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for under current leasing guidance. An entity that elects this practical expedient should evaluate new or modified land easements beginning at the date of adoption. We do not currently account for any land easements under the current leasing guidance and plan to utilize this practical expedient in conjunction with the adoption the updated accounting guidance related to leases. We are currently in the process of determining the impact that the updated accounting guidance will have on our condensed consolidated financial statements and will continue to monitor relevant industry guidance regarding the implementation of the standard.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Natural gas and oil properties:
Proved properties	$154,803	$147,932
Support equipment and other	3,188	3,188
	157,991	151,120
Less – accumulated depreciation, depletion and amortization	(89,792)	(85,827)
	$68,199	$65,293

During the nine months ended September 30, 2018, we deployed $6.8 million of cash on hand to drill and complete one Eagle Ford Shale well that turned in-line in May 2018.  During the nine months ended September 30, 2018 and 2017, we did not have any material non-cash investing activity capital expenditures.

NOTE 4—DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30,	December 31,
	2018	2017
First Lien Credit Agreement	$22,413	$20,666
Second Lien Credit Agreement	73,939	59,552

Debt discount, net of accumulated amortization of $1,556 and $1,090, respectively	(311)	(778)
Deferred financing costs, net of accumulated amortization of $2,822 and $2,704, respectively	(26)	(90)
Total debt, net	96,015	79,350
Less current maturities	(96,015)	(79,350)
Total long-term debt, net	$—	$—

The estimated fair value of our debt at September 30, 2018 approximated its carrying value of $96.1 million, which consisted of credit agreements that bear interest at variable rates and are categorized as Level 1 values.

Cash Interest. Cash payments for interest were $0.6 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Credit Agreements

First Lien Credit Agreement. Our first lien credit agreement with Riverstone Credit Partners, L.P., as administrative agent (“Riverstone”), and the lenders (the “Lenders”) from time to time party thereto (the “First Lien Credit Agreement”), was scheduled to mature on September 30, 2017.  Between September 29, 2017 and October 2, 2018, we entered into a series of amendments to extend the maturity of our First Lien Credit Agreement to December 31, 2018.  The First Lien Credit Agreement has an applicable cash interest rate margin for ABR Loans and Eurodollar Loans of 0.50% and 1.50%, respectively, and an 11% interest rate payable in-kind through an increase in the outstanding principal. As of September 30, 2018, we were not in compliance with the financial covenants required by the First Lien Credit Agreement.

Second Lien Credit Agreement. Our second lien credit agreement with Riverstone and the Lenders (the “Second Lien Credit Agreement”) matures on March 30, 2019 and has an unamortized discount of $0.3 million as of September 30, 2018, related to the 4,668,044 warrants issued in connection with the Second Lien Credit Agreement.  Borrowings under the Second Lien Credit Agreement bear interest at a rate of 30%, payable in-kind through an increase in the outstanding principal. As of September 30, 2018, we were not in compliance with the financial covenants required by the Second Lien Credit Agreement.

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

The amounts outstanding under our First Lien Credit Agreement and Second Lien Credit Agreement were classified as current liabilities on our balance sheet as both obligations are due within one year from the balance sheet date. In total, we have $96.0 million of outstanding indebtedness under our credit agreements, net of $0.3 million of debt discounts and deferred financing costs, reflected as the current portion of long term debt, net on our condensed consolidated balance sheet as of September 30, 2018.

NOTE 5—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with Titan. Other than its named executive officers, Titan does not directly employ any persons to manage or operate its business. These functions were provided by employees of us and/or our affiliates. On September 1, 2016, Titan entered into a Delegation of Management Agreement (the “Delegation Agreement”) with Titan Management, our wholly owned subsidiary. Pursuant to the Delegation Agreement, Titan has delegated to Titan Management all of Titan’s rights and powers to manage and control the business and affairs of Titan Energy Operating, LLC (“Titan Operating”), a wholly owned subsidiary of Titan. However, Titan’s board of directors retains management and control over certain non-delegated duties.  In addition, Titan also entered into an Omnibus Agreement (the “Omnibus Agreement”) dated September 1, 2016 with Titan Management, Atlas Energy Resource Services, Inc. (“AERS”), our wholly owned subsidiary, and Titan Operating. Pursuant to the Omnibus Agreement, Titan Management and AERS will provide Titan and Titan Operating with certain financial, legal, accounting, tax advisory, financial advisory and engineering services (including cash management services) and Titan and Titan Operating will reimburse Titan Management and AERS for their direct and allocable indirect expenses incurred in connection with the provision of the services, subject to certain approval rights in favor of Titan’s Conflicts Committee. As of September 30, 2018 and December 31, 2017, we had a net payable to Titan of $9.7 million and $9.6 million, respectively, related to the timing of funding cash accounts related to general and administrative expenses, such as payroll and benefits, which was recorded in advances from affiliates in our condensed consolidated balance sheets. The $9.7 million and $9.6 million net payables to Titan include a $15.1 million amount originating prior to Titan’s Chapter 11 Filings of which there is uncertainty regarding the timing and amount of payment, if any, to Titan.

Relationship with AGP. AGP does not directly employ any persons to manage or operate its business. These functions are provided by employees of us and/or our affiliates. Atlas Growth Partners, GP, LLC (“AGP GP”) receives an annual management fee in connection with its management of AGP equivalent to 1% of capital contributions per annum. During both of the three months ended September 30, 2018 and 2017, AGP paid a management fee of $0.6 million. During both of the nine months ended September 30, 2018 and 2017, AGP paid a management fee of $1.7 million. We charge direct costs, such as salary and wages, and allocate indirect costs, such as rent for offices, to AGP based on the number of its employees who devoted their time to activities on its behalf. AGP reimburses us at cost for direct costs incurred on its behalf. AGP reimburses all necessary and reasonable indirect costs allocated by the general partner.

Relationship with Lightfoot. Jonathan Cohen, Executive Chairman of the Company’s board of directors, is the Chairman of the board of directors of Lightfoot G.P. As part of the relationship, we assumed the obligations under an agreement pursuant to which Mr. Cohen receives compensation in recognition of his continued service as chair of Lightfoot G.P.  Pursuant to the agreement, Mr. Cohen receives an amount equal to 10% of the distributions that we receive from the Lightfoot entities, excluding amounts that constitute a return of capital to us.  During the three months ended September 30, 2018 and 2017, Mr. Cohen received compensation in accordance with the above agreement of zero and $0.1 million, respectively. During the nine months ended September 30, 2018 and 2017, Mr. Cohen received compensation in accordance with the above agreement of zero and $0.1 million, respectively.

Relationship with Osprey Sponsor and Falcon Minerals. We received our membership interest in Osprey Sponsor in recognition of potential utilization, if any, of our office space, advisory services and personnel by Falcon Minerals (previously Osprey), for which we will be reimbursed at cost. We have provided a nominal amount of services to Falcon Minerals as of September 30, 2018.

AGP’s Relationship with Titan. At our direction, AGP reimburses Titan for direct costs, such as salaries and wages, charged to AGP based on our employees who incurred time to activities on AGP’s behalf and indirect costs, such as rent and other general and administrative costs, allocated to AGP based on the number of our employees who devoted their time to activities on AGP’s behalf. As of September 30, 2018 and December 31, 2017, AGP had receivables from Titan of $0.5 million and payables to Titan of $0.1 million, respectively, related to the direct costs, indirect cost allocation, and timing of funding of cash accounts for reimbursement of operating activities and capital expenditures, which were recorded in advances to/from affiliates in the condensed consolidated balance sheets.

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

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to the protection of the environment. We have established procedures for the ongoing evaluation of our and our subsidiaries’ operations, to identify potential environmental exposures and to comply with regulatory policies and procedures. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. We maintain insurance which may cover in whole or in part certain environmental expenditures. We had no environmental matters requiring specific disclosure or requiring the recognition of a liability as of September 30, 2018 or December 31, 2017.

NOTE 7—OPERATING SEGMENT INFORMATION

Our operations include two reportable operating segments: AGP and corporate and other. These operating segments reflected the way we managed our operations and made business decisions. Corporate and other includes our equity investments in Lightfoot (see Note 2), Titan (see Note 2) and Falcon Minerals (see Note 2), as well as our general and administrative and interest expenses. Operating segment data for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Month Ended September 30,
	2018	2017	2018	2017
Atlas Growth Partners:
Revenues(1)	$3,035	$1,282	$7,198	$6,943
Operating costs and expenses	(1,588)	(1,518)	(4,995)	(5,830)
Depreciation, depletion and amortization expense	(1,274)	(825)	(3,973)	(2,823)
Segment income (loss)	$173	$(1,061)	$(1,770)	$(1,710)
Corporate and other:
Revenues	$(262)	$16	(251)	879
General and administrative	385	(818)	(1,206)	363
Interest expense	(6,193)	(5,478)	(17,274)	(15,201)
Other income	14,013	—	14,013	—
Segment income (loss)	$7,943	$(6,280)	$(4,718)	$(13,959)
Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Atlas Growth Partners	173	(1,061)	(1,770)	(1,710)
Corporate and other	7,943	(6,280)	(4,718)	(13,959)
Net income (loss)	$8,116	$(7,341)	$(6,488)	$(15,669)
Reconciliation of segment revenues to total revenues:
Segment revenues:
Atlas Growth Partners	3,035	1,282	7,198	6,943
Corporate and other	(262)	16	(251)	879
Total revenues	$2,773	$1,298	$6,947	$7,822
Capital expenditures:
Atlas Growth Partners	765	—	6,792	—
Total capital expenditures	$765	$—	$6,792	$—

	September 30,	December 31,
	2018	2017
Balance sheet:
Total assets:
Atlas Growth Partners	$72,088	$74,219
Corporate and other	18,136	9,829
Total assets	$90,224	$84,048

1)	Revenues include respective portions of gains (losses) on mark—to—market derivatives.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Effective September 17, 2018, 1,250,000 shares of common stock of Falcon Minerals Corporation (“Falcon Minerals”), which were converted from our membership interest in the founder shares of Osprey Sponsor, LLC (“Osprey Sponsor”), which we received in August 2017. Osprey Sponsor was previously the sponsor of Osprey Energy Acquisition Corp. (“Osprey”), a company which acquired the assets of Royal Resources L.P. and subsequently changed its name to Falcon Minerals Corporation in August 2018. We received our membership interest in recognition of potential utilization, if any, of our office space, advisory services and personnel by Osprey. Please see “Item I: Financial Statements – Note 2” for further disclosures regarding Osprey Sponsor and Falcon Minerals;

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

LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

Our primary sources of liquidity are cash distributions received with respect to our ownership interests in AGP, Falcon Minerals and Titan and AGP’s annual management fee. However, neither Titan nor AGP is currently paying distributions. Our primary cash requirements, in addition to normal operating expenses, are for debt service and capital expenditures. In addition, the obligations under our first lien credit agreement mature in December 2018. Accordingly, our sources of liquidity are currently not sufficient to satisfy our obligations under our credit agreements.

The significant risks and uncertainties related to our primary sources of liquidity raise substantial doubt about our ability to continue as a going concern. We continue to face significant liquidity issues and are currently considering, and are likely to make, changes to our capital structure to maintain sufficient liquidity, meet our debt obligations and manage our balance sheet. Without a further extension from our lenders or other significant transaction or capital infusion, we do not expect to have sufficient liquidity to repay our first lien credit agreement at December 31, 2018, and as a result, there is substantial doubt regarding our ability to continue as a going concern.

The amounts outstanding under our credit agreements were classified as current liabilities as both obligations are due within one year from the balance sheet date. In total, we have $96.0 million of outstanding indebtedness under our credit agreements, net of $0.3 million of debt discounts and deferred financing costs, reflected as the current portion of long term debt, net on our condensed consolidated balance sheet as of September 30, 2018.

We may make changes from time to time to our capital structure. For example, we could pursue options such as refinancing or reorganizing our indebtedness or capital structure to address our liquidity concerns and high debt levels. There is no certainty that we will be able to implement any such options, and we cannot provide any assurances that any changes to our debt or equity capital structure would be possible, and such options may result in a wide range of outcomes for our stakeholders, including cancellation of debt income (“CODI”) which would be directly allocated to our unitholders and reported on such unitholders’ separate returns. It is possible additional adjustments to our strategic plan and outlook may occur based on market conditions and our needs at that time, which could include selling assets or seeking additional partners to develop our assets.

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

RECENT DEVELOPMENTS

AGP Eagle Ford Drilling. During the nine months ended September 30, 2018, AGP deployed $6.8 million of cash on hand to drill and complete one Eagle Ford Shale well that turned in-line during May 2018. The well is expected to significantly increase AGP’s production and provide substantial cash flow. With this additional well, AGP will have enhanced ability to generate positive cash flow from its operations, grow its cash balance, and take advantage of opportunities to drill new Eagle Ford Shale wells or take on other strategic initiatives and transactions should favorable conditions arise.

FINANCIAL PRESENTATION

Our condensed consolidated financial statements contain our accounts and those of our condensed consolidated subsidiaries as of September 30, 2018. We determined that AGP is a variable interest entity (“VIE”) based on AGP’s partnership agreement; our power, as the general partner, to direct the activities that most significantly impact AGP’s economic performance; and our ownership of AGP’s incentive distribution rights. Accordingly, we consolidate the financial statements of AGP into our condensed consolidated financial statements. As the general partner for AGP, we have unlimited liability for the obligations of AGP except for those contractual obligations that are expressly made without recourse to the general partner. The non-controlling interest in AGP is reflected as (income) loss attributable to non-controlling interests in the condensed consolidated statements of operations and as a component of unitholders’ equity on the condensed consolidated balance sheets. All intercompany transactions have been eliminated.

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

The following table presents the number of wells we drilled and the number of wells we turned in line, both gross and net during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Gross wells drilled(1)	—	—	1	—
Net wells drilled(1)	—	—	1	—
Gross wells turned in line(2)	—	—	1	—
Net wells turned in line(2)	—	—	1	—

(1)	There were no exploratory wells drilled during each of the periods presented.
(2)	Wells turned in line refers to wells that have been drilled, completed and connected to a gathering system.

Production Volumes. The following table presents total net natural gas, crude oil and NGL production volumes and production per day for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total production volumes per day: (1)
Natural gas (Boed)	54	50	50	53
Oil (Bpd)	431	359	387	415
NGLs (Bpd)	62	52	56	55
Total (Boed)	548	462	494	522
Total production volumes: (1)
Natural gas (MBoe)	5	5	14	14
Oil (MBbls)	40	33	105	113
NGLs (MBbls)	6	5	15	15
Total (MBoe)	50	43	135	143

(1)	“Bbls” and “Bpd” represent barrels and barrels per day. “Boe” and “Boed” represent barrels of oil equivalent and barrels of oil equivalent per day.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Production revenues (in thousands):
Natural gas revenue	$51	$74	$152	$252
Oil revenue	2,849	1,559	7,266	5,467
NGLs revenue	161	98	384	282
Total production revenues	$3,061	$1,731	$7,802	$6,001
Average sales price, unhedged:
Natural gas (per Mcf)	$1.74	$2.69	$1.86	$2.92
Oil (per Bbl)	$70.93	$47.16	$68.40	$48.30
NGLs (per Bbl)	$28.41	$20.30	$25.13	$18.79

Total Gas and Oil Costs (in thousands)	$663	$476	$2,105	$1,929

Gas and Oil Production costs (per Boe):
Lease operating expenses	$9.43	$7.98	$11.77	$10.22
Production taxes	3.14	3.54	3.35	3.10
Transportation and compression	0.34	0.35	0.24	0.34
	$12.90	$11.87	$15.36	$13.65

Our gas and oil production revenues were higher in the current quarter as compared to the prior year period due to a $1.1 million increase related to production from an additional well turned in line during May 2018, a $0.5 million increase due to higher realized average oil sales prices and a $0.1 million increase in natural gas liquids prices, partially offset by a $0.4 million decrease in oil production volumes from existing wells. Our gas and oil production revenues were higher in the nine months ended September 30, 2018 as compared to the prior year period due to a $2.1 million increase related to production from an additional well turned in line during May 2018, a $1.5 million increase due to higher realized oil average sales prices and a $0.1 million increase in natural gas liquids prices, partially offset by a $1.8 million decrease in oil production volumes from existing wells and a $0.1 million decrease in gas prices.

Our gas and oil production costs were higher in the current quarter and nine months ended September 30, 2018 compared to the corresponding periods from the prior year due to a $0.2 million increase in production costs in the Eagle Ford Shale due to our well that turned in-line during May 2018.

Other Revenues and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Other Revenues
Gain (loss) on mark-to-market derivatives	$(26)	$(449)	$(604)	$942
Investment loss	(263)	—	(263)	—
Other, net	1	16	12	879

Other Expenses
General and administrative:
Atlas Energy Group	$(385)	$818	$1,206	$(363)
Atlas Growth Partners	925	1,042	2,890	3,901
Total general and administrative	$540	$1,860	$4,096	$3,538
Depreciation, depletion and amortization	$1,274	$825	$3,973	$2,823
Interest expense	$6,193	$5,478	$17,274	$15,201
Other income	$14,013	$—	$14,013	$—
Income (loss) attributable to non-controlling interests	$(167)	$1,022	$1,704	$1,646

Gain (Loss) on Mark-to-Market Derivatives. We recognize changes in fair value of derivatives immediately within gain (loss) on mark-to-market derivatives on our condensed consolidated statements of operations. The recognized gains/(losses) during the three and nine months ended September 30, 2018 and 2017 were due to changes in commodity futures prices relative to our derivative positions as of the respective prior period end.

Investment loss. We recognize changes in the fair value of our investment in Falcon Minerals common stock within investment income (loss) on our condensed consolidated statements of operations.  During the three and nine months ended September 30, 2018, we recognized a $0.3 million investment loss on an adjustment to fair value of our Falcon Minerals common stock from the conversion date of September 17, 2018 to quarter end on our condensed consolidated statements of operations.

General and Administrative. Our $1.2 million decrease in general and administrative expenses in the current quarter was due to a $0.5 million decrease in stock compensation expense, a $0.3 million decrease in salaries, wages and benefits and a $0.4 million decrease in other corporate costs. AGP’s decrease in general and administrative expenses for the current period was due to a $0.1 million decrease in salaries, wages and other corporate activity costs allocated to AGP.

Our $1.6 million increase in general and administrative expenses for the nine months ended September 30, 2018 was due to a $1.0 million increase in stock compensation expense due to the prior year period’s forfeiture of employee awards which reversed previously recognized expense, due to Titan’s sale of its Appalachian assets and reductions in workforce, and a $0.6 million increase in other corporate costs. AGP’s decrease in general and administrative expenses for the nine months ended September 30, 2018 was due to a $1.0 million decrease in salaries, wages and other corporate activity costs allocated to AGP.

Depreciation, Depletion and Amortization. The increase in depreciation, depletion and amortization for the current period and the nine months ended September 30, 2018 as compared to the prior year periods was due to a $0.4 million and $1.2 million increase, respectively, in AGP’s depletion expense in the Eagle Ford Shale due to the additional well that turned in-line in May 2018.

Interest Expense. The increase in our interest expense in the current quarter consisted of a $0.8 million increase of paid-in-kind interest on our credit agreements partially offset by a $0.1 million decrease in cash interest paid on our first lien credit agreement due to a lower principal balance from the pay down in the fourth quarter of 2017. The increase in our interest expense for the nine months ended September 30, 2018 as compared to the prior year period consisted of a $2.2 million increase of paid-in-kind interest on our credit agreements and a $0.1 million increase in the amortization of our warrants partially offset by a $0.2 million decrease in cash interest paid on our first lien credit agreement due to a lower principal balance from the pay down in the fourth quarter of 2017.

Other Income. Our membership interest in Osprey Sponsor’s 1,250,000 shares of Class B common stock of Osprey were automatically converted into Class A common stock of Osprey upon the consummation of the business combination on a one-for-one basis. As a result of the conversion, we recorded the Osprey common stock at fair value and recognized a $16.3 million gain within other income on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018.  On September 17, 2018, our 1,250,000 shares of Osprey Class A common stock were converted into Class A common stock of Falcon Minerals. As a result of the conversion, we recorded a $16.3 million loss on our Osprey common stock and recognized a $14 million gain our Falcon Minerals common stock at fair value within other income on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

See “Liquidity and Ability to Continue as a Going Concern” section above for additional disclosures regarding our liquidity and financial condition.

See “Item 1: Financials Statements - Note 4” for disclosures regarding our credit agreements’ terms and provisions.

Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(2,840)	$5,636
Net cash used in investing activities	(6,792)	—
Net cash used in financing activities	(58)	(42)

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Cash Flows From Operating Activities:

The change in cash flows used in operating activities compared with the prior year period was due to:

•

a decrease of $9.6 million of net cash provided by advances to/from affiliates related to direct and indirect cost allocations and the timing of funding of cash accounts for reimbursement of general and administrative expenses, operating activities and capital expenditures; and

•	an increase of $1.1 million net cash used in operating activities related to cash settlement payments on our commodity derivative contracts; partially offset by

•

an increase of $2.2 million net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production and collections net of payments for our royalties, lease operating expenses, gathering, processing and transportation expenses, severance taxes, and general and administrative expenses.

Cash Flows From Investing Activities:

The change in cash flows used in investing activities compared with the prior year period was due to an increase of $6.8 million in capital expenditures related to our development activities as we drilled and brought in line a well in the Eagle Ford Shale during May 2018.

Cash Flows From Financing Activities:

The change in cash flows used in financing activities compared with the prior year period was due to an increase of approximately $16,000 in deferred financing costs and discounts.

Capital Requirements

During the nine months ended September 30, 2018, our capital expenditures were $6.8 million, related to our well drilling and completion costs. As of September 30, 2018, we did not have any material accrued well drilling and completion and capital expenditures.

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

Recently Issued Accounting Standards

See “Item 1: Financials Statements - Note 2” for additional information related to recently issued accounting standards.

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

Interest Rate Risk. As of September 30, 2018, we had $96.0 million of outstanding borrowings under our credit agreements. Holding all other variables constant, a hypothetical 100 basis-point or 1% change in variable interest rates would change our condensed consolidated interest expense for the year ending September 30, 2019 by $1.0 million.

Commodity Price Risk. Holding all other variables constant, including the effect of commodity derivatives, a 10% change in average commodity prices would result in a change to our consolidated operating income for the year ending September 30, 2019 of $0.7 million, net of non-controlling interests.

As of September 30, 2018, AGP had the following commodity derivatives:

Crude Oil -- Fixed Price Swaps

Production Period Ending December 31,	Volumes	Average Fixed Price
	(Bbl)(1)	(per Bbl)
2018(2)	17,900	$52.66

(1)	Volumes for crude oil are stated in barrels.
(2)	The production volumes for 2018 include the remaining three months of 2018 beginning October 1, 2018.
ITEM 4:	CONTROLS AND PROCEDURES

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

Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2018.

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

10.1

Waiver and Ninth Amendment to Credit Agreement, dated as of June 30, 2018, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, Titan Energy Management, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed July 16, 2018).

10.2

Waiver and Tenth Amendment to Credit Agreement, dated as of September 30, 2018, among Atlas Energy Group, LLC, New Atlas Holdings, LLC, Atlas Lightfoot, LLC, Titan Energy Management, LLC, the lenders party thereto and Riverstone Credit Partners, L.P., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed October 9, 2018).

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

ATLAS ENERGY GROUP, LLC

Date: November 19, 2018	By:	/s/ EDWARD E. COHEN
Edward E. Cohen
Chief Executive Officer

Date: November 19, 2018	By:	/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback
Chief Financial Officer

Date: November 19, 2018	By:	/s/ MATTHEW J. FINKBEINER
Matthew J. Finkbeiner
Chief Accounting Officer